Form 10-Q
period 2007-09-30
First Advantage Bancorp
filed 2007-11-21
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33682
FIRST ADVANTAGE BANCORP
(Exact name of registrant as specified in its charter)

Tennessee	26-0401680

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1430 Madison Street, Clarksville, Tennessee	37040

(Address of principal executive offices)	(Zip Code)
                          (931) 552-6176
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 20, 2007, there were 0 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
     First Advantage Bancorp (the “Company”) filed a Registration Statement on Form S-1 (the “Registration Statement”), as amended, with the Securities and Exchange Commission (the “SEC”), which the SEC declared effective on October 10, 2007. The Registration Statement included unaudited financial statements for the interim period ended June 30, 2007. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first quarter subsequent to the quarter reported in the Registration Statement.
FIRST ADVANTAGE BANCORP

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements
     First Advantage Bancorp (the “Company”) is a Tennessee corporation that was incorporated in June 2007 by First Federal Savings Bank, Clarksville, Tennessee (the “Bank”), to be the Bank’s holding company. Following the Bank’s conversion from the mutual to stock form of organization, the Company will own all of the Bank’s capital stock and will direct, plan, and coordinate the Bank’s business activities. The Company is not currently an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank. See note 2 to the unaudited consolidated financial statements.

FIRST FEDERAL SAVINGS BANK
Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited)
and December 31, 2006
(Dollars in Thousands)

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$4,258	$1,754
Interest-bearing demand deposits	931	5,631
Federal funds sold	3,174	9,364

Cash and cash equivalents	8,363	16,749

Available-for-sale securities	93,077	83,519
Loans held for sale	1,251	1,400
Loans, net of allowance for loan losses of $1,469 and $2,025 at September 30, 2007 and December 31, 2006, respectively	102,318	98,370
Premises and equipment	6,918	6,305
Mortgage servicing rights	20	51
Foreclosed assets held for sale	33	946
Other assets held for sale	882	581
Federal Home Loan Bank stock	2,872	2,872
Accrued interest receivable	1,552	1,356
Deferred income taxes	341	588
Other assets	1,407	682

Total assets	$219,034	$213,419

Liabilities and Equity
Deposits
Demand	$9,422	$9,620
Savings, checking, and money market	77,133	69,494
Time certificates	95,627	97,495

Total deposits	$182,182	$176,609

Interest payable and other liabilities	3,731	3,921

Total liabilities	$185,913	$180,530

Commitments and Contingencies	—	—

Equity
Retained earnings	32,700	32,485
Accumulated other comprehensive income	421	404

Total equity	33,121	32,889

Total liabilities and equity	$219,034	$213,419

See accompanying notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL SAVINGS BANK
Condensed Consolidated Statements of Income for the Three and Nine Months
Ended September 30, 2007 and 2006 (Unaudited)
(Dollars in Thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest and Dividend Income
Loans	$1,883	$1,931	$5,585	$6,017
Investment securities	1,311	995	3,785	2,807
Other	83	185	340	518

Total interest and dividend income	3,277	3,111	9,710	9,342

Interest Expense
Deposits	1,544	1,282	4,472	3,368
Federal Home Loan Bank advances	11	—	17	394

Total interest expense	1,555	1,282	4,489	3,762

Net Interest Income	1,722	1,829	5,221	5,580

Provision (Credit) for Loan Losses	(410)	(294)	(378)	(257)

Net Interest Income After Provision for Loan Losses	2,132	2,123	5,599	5,837

Noninterest Income
Customer service and other fees	271	266	825	805
Loan servicing and other fees	31	41	173	128
Net gains on loan sales	215	208	670	467
Net gain (loss) on sales of other real estate owned	—	(5)	7	56
Net realized gain (loss) on sales of available-for-sale securities	(2)	—	(331)	—
Commissions on insurance and brokerage	96	172	296	372
Net gain (loss) on premises and equipment	—	(1)	17	(7)
Other	1	14	10	126

Total noninterest income	612	695	1,667	1,947

Noninterest Expense
Salaries and employee benefits	1,331	1,253	3,893	3,780
Net occupancy expense	132	157	459	447
Equipment expense	89	89	364	247
Data processing fees	169	153	517	578
Professional fees	135	84	416	316
Marketing expense	104	86	219	276
Office expense	74	55	210	231
Losses on foreclosed assets, net	3	—	18	—
Insurance expense	22	29	66	90
Mortgage loan outsourced servicing	41	32	156	119
Other	266	241	679	741

Total noninterest expense	2,366	2,179	6,997	6,825

Income Before Income Taxes	378	639	269	959

Provision for Income Taxes	137	318	54	462

Net Income	$241	$321	$215	$497

See accompanying notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL SAVINGS BANK
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended
September 30, 2007 and 2006
(Unaudited)
(Dollars in Thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$241	$321	$215	$497

Unrealized Gains (Losses) on available for sale securities	1,080	891	(302)	(215)
Less reclassification adjustment for realized (gains) losses included in income	2	—	331	—

Other comprehensive loss, before tax effect	1,082	891	29	(215)
Tax expense (benefit)	438	361	12	(87)

Other Comprehensive Income (Losses)	644	530	17	(128)

Comprehensive Income (Losses)	$885	$851	$232	$369

See accompanying notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL SAVINGS BANK
Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2007 and 2006 (Unaudited)
(Dollars in Thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2007	2006

Operating Activities
Net income (loss)	$215	$497
Items not requiring (providing) cash
Depreciation and amortization	295	284
Provision for loan losses	(378)	(257)
Amortization of premiums and discounts on securities	(85)	13
Amortization of loan-servicing rights	31	62
Deferred income taxes	234	304
Net realized (gain) loss on available-for-sale securities	331	—
Net realized (gain) loss on sale of other real estate owned	(7)	(56)
Federal Home Loan Bank stock dividends	—	(118)
(Gain) loss on sale of premises and equipment	(17)	7
Originations of loans held for sale	(28,551)	(20,266)
Proceeds from loans sold	28,700	18,088
Changes in
Interest Receivable and Other assets	(1,222)	(338)
Interest payable and other liabilities	(190)	(192)

Net cash used in operating activities	(644)	(1,972)

Investing Activities
Purchases of available-for-sale securities	(44,121)	(18,928)
Proceeds from maturities of and repayments of available-for-sale securities	10,288	9,178
Proceeds from sales of available-for-sale securities	24,059	—
Net change in loans	(3,648)	17,664
Purchase of premises and equipment	(959)	(1,726)
Proceeds from sales of premises and equipment	68	36
Proceeds from the sale of foreclosed assets	998	700

Net cash provided by (used in) investing activities	(13,315)	6,924
See accompanying notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL SAVINGS BANK
Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2007 and 2006 (Unaudited) (Continued)
(Dollars in Thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2007	2006

Financing Activities
Net increase (decrease) in demand deposits, money market, checking and savings accounts	7,441	(3,312)
Net increase (decrease) in certificates of deposit	(1,868)	7,466
Proceeds from Federal Home Loan Bank advances	9,000	16,000
Repayment of Federal Home Loan Bank advances	(9,000)	(28,159)

Net cash provided by (used in) financing activities	5,573	(8,005)

Increase (Decrease) in Cash and Cash Equivalents	(8,386)	(3,053)

Cash and Cash Equivalents, Beginning of Year	16,749	20,161

Cash and Cash Equivalents, End of Year	$8,363	$17,108

Supplemental Cash Flow Information
Interest paid	4,553	3,496
Income taxes paid (net of refunds)	357	78
Real estate acquired in settlement of loans	78	1,025
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1 – BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Federal Savings Bank. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included. The condensed consolidated balance sheet of the Bank as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Bank as of that date. Certain information and note disclosures normally included in the Bank’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in First Advantage Bancorp’s Registration Statement on Form S-1 (the “Registration Statement”), as amended, which the Securities and Exchange Commission (the “SEC”) declared effective on October 10, 2007. The Registration Statement included financial statements for the interim period ended June 30, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.
NOTE 2 – PLAN OF CONVERSION AND CHANGE IN CORPORATE FORM
     On January 31, 2007, the Board of Directors of First Federal Savings Bank (the “Bank”) adopted a plan of conversion (the “Plan”). The Plan was approved by the Office of Thrift Supervision (the “OTS”) on October 10, 2007 and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank as of September 30, 2007 at a special meeting, which is scheduled for November 27, 2007. Upon member approval of the Plan, the Bank will convert to the stock form of ownership and will issue all of its outstanding common stock to First Advantage Bancorp (the “Company”), a Tennessee corporation formed in June 2007 to serve as the Bank’s holding company. In addition, the Company will offer up to 6,348,000 shares of its common stock to qualifying Bank depositors and the general public at a price of $10.00 per share. In connection with the conversion, the Bank’s Board of Directors has also adopted an employee stock ownership plan (the “ESOP”) which will purchase up to 8% of the common stock sold in the offering. The Bank and the Company anticipate that the conversion and the offering will be consummated during the fourth quarter of fiscal 2007.
     The costs of issuing the Company’s common stock will be deferred and deducted from the sale proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. At September 30, 2007, and December 31, 2006, the Bank had incurred $665,000 and $10,000 deferred conversion costs, respectively. The transaction is subject to final approval by regulatory authorities and members of the Bank. At the completion of the conversion to stock form, the Bank will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Bank after conversion.
     The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.
NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS
      In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation are recognized as an adjustment to the beginning balance of retained earnings. The Company adopted the Interpretation on January 1, 2007 as required. The Company and its subsidiary file a consolidated U.S. Corporation income tax return and a combined unitary return in the state of Tennessee. The only periods subject to examination for the Company’s federal return are the 2004, 2005 and 2006 tax years. The periods subject to examination for the Company’s state return in Tennessee are all years after 2002. During 2007 the Company filed amended 2003 income tax returns for the income tax effect of adjustments recorded to previously issued financial statements. During the quarter ended September 30, 2007 the Company received notice from the Internal Revenue Service that $357,000 paid with the 2003 amended return was applied to the Company’s current liability due to expiration of the statute of limitations for 2003. Therefore the 2003 amended return was not accepted by the IRS. The items amended in 2003 may have some continuing affect in subsequent year tax filings and the Company has determined that a FIN 48 liability of $357,000 exists. Therefore, the amount of $357,000 has increased the Company’s FIN 48 liability.

      Management expects that $250,000 of this FIN 48 liability will reverse in the next twelve months as the statute of limitations expires for the 2004 federal tax return.
      The Company chose to continue its policy for recording interest related to unrecognized tax benefits and penalties in other noninterest expense. No penalties or interest were recorded during 2007 and no such accruals existed as of January 1, 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This statement also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Bank beginning in the first quarter of 2008. The Bank is currently evaluating the potential impact this statement may have on the Bank’s financial position and results of operations, but does not believe the impact of the adoption will be material.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Bank will adopt SFAS 159 in the first quarter of 2008. The Bank is currently evaluating the potential impact this statement may have on its financial position and results of operations, but does not believe the impact of the adoption will be material.
NOTE 4 – Activity in Allowance for Loan Losses
     The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006.

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
	(Dollars in Thousands)
Balance, beginning of year	$2,025	$3,157
Provision charged (credited) to expense	(378)	(257)
Losses charged off, net of recoveries of $51 and $248 for nine months ended September 30, 2007 and 2006, respectively	(178)	(361)

Balance, end of period	$1,469	$2,539

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part 1 of this report and the consolidated financial statements of the Bank and the notes thereto included in the Company’s Registration Statement (filed on Form S-1) for the year ended December 31, 2006, including note 2 which describes the Bank’s significant accounting policies including its use of estimates.
Forward-Looking Statements
     This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies, and expectations of First Advantage Bancorp. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in First Federal Savings Bank’s market area, changes in real estate market values in First Federal Savings Bank’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform.
     These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
General.
     The Bank provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At September 30, 2007, the Bank had total assets, deposits and equity of $219.0 million, $182.2 million, and $33.1 million, respectively. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.
Application of Critical Accounting Policies.
     The discussion and analysis of the Company’s financial condition and results of operation is based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most critical accounting policies require the use of estimates relating to other than temporary impairment on securities and the allowance for loan losses.
Comparison of Financial Condition at September 30, 2007 and December 31, 2006
     Assets. At September 30, 2007, total assets were $219.0 million, an increase of $5.6 million, or 2.6%, compared to $213.4 million at December 31, 2006. The increase in assets was attributable to an $8.4 million decrease in cash and cash equivalents and increases of $9.6 million in available-for-sale securities and $3.9 million in loans, funded primarily by a $5.6 million increase in deposits.
     Cash and Cash Equivalents. Cash and cash equivalents were $8.4 million at September 30, 2007 compared to $16.7 million at December 31, 2006. The decrease was due to the increased investment in loans and securities during the nine month period.

     Loans. Net loans increased $3.9 million, or 4.0%, to $102.3 million at September 30, 2007. Loan growth was attributable to the hiring of our new Chief Lending Officer in March 2007 and renewed emphasis on growth by the bank after working through several significant credit problems over the past two years. Our primary lending activity is the origination of loans secured by real estate. During the year-to-date period our primary growth was in consumer loans, which grew $1.0 million, or 13.0%, to $8.4 million and commercial loans, which grew $2.4 million, or 146.2%, to $4.1 million.
     Loan Loss Allowance. The allowance for loan losses decreased by $556,000, or 27.5%, to $1.5 million at September 30, 2007 primarily due to a credit to the loan loss provision of $425,000 which was taken in the third quarter of 2007. This credit was primarily due to the final disposition of two major credits during the quarter, neither of which resulted in the magnitude of loss originally anticipated. These two loans had been analyzed under FAS 114 and were adequately reserved for at December 31, 2006.
     Investments. Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities. Total securities increased by $9.6 million, or 11.4%, to $93.1 million at September 30, 2007. The increase in funds available for investment came primarily from growth in deposits and reallocation of cash and cash equivalents into longer term investments. The primary growth in investments was in mortgage-backed securities.
     Deposits. Total deposits increased by $5.6 million, or 3.2%, to $182.2 million at September 30, 2007. Savings, checking and money markets grew by $7.6 million, or 11.0%, to $77.1 million primarily due to $7.2 million in transfers from IRA certificates into a new IRA product in the savings area. After accounting for this transfer of time certificates into savings, non-IRA certificate balances actually increased by $5.3 million, accounting for most of the growth in total deposits.
     Equity. Total equity increased by $232,000, or 0.7%, to $33.1 million due primarily to net income of $215,000 earned during the nine months ended September 30, 2007.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006
     General. Net income decreased $80,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to increases of $273,000 in interest expense and $187,000 in non-interest expense and a decrease of $83,000 in non-interest income, offset by increases of $166,000 in interest income and $116,000 in the credit to provision for loan losses and a decrease of $181,000 in the provision for income taxes.
     Net income decreased $282,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to increases of $727,000 in interest expense and $172,000 in non-interest expense and a decrease of $280,000 in non-interest income, offset by increases of $368,000 in interest income and $121,000 in the credit to provision for loan losses and a decrease of $408,000 in the provision for income taxes.
     Net Interest Income. Net interest income decreased $107,000, or 5.9%, to $1.7 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Total interest income increased by $166,000, or 5.3%, to $3.3 million for the three months ended September 30, 2007 compared to the prior year period. Income on interest-bearing deposits decreased by 75.2% to $36,000 as the average outstanding balance declined by $9.7 million, or 77.9%, to $2.8 million during the period, primarily as a result of increased investment in securities. Interest income on loans decreased by 3.0% to $1.9 million between the periods as average outstanding loans declined $1.1 million, or 1.1%, to $106.2 million, while the yield on the portfolio fell by 10 basis points due to competitive pricing pressure in our market. Interest income on investment securities increased to $1.3 million, or 31.8%, as both average balances and average yields increased.
     Total interest expense increased $273,000, or 21.3%, to $1.6 million for the three months ended September 30, 2007 due to a 46 basis point increase in average deposit costs and a $9.8 million increase in average balances. The average balance of interest-bearing deposits increased 5.5% to $171.2 million, primarily as a result of an increase in savings, checking, money market, and certificates of deposit accounts. Savings accounts grew due to approximately $7.2 million transferring from IRA certificates of deposit to a new IRA savings account product, which also accounted for the 166 basis point increase in the average rate paid on savings accounts. Due to the transfer of certificate money into savings accounts, the growth in certificates of deposit was actually greater than indicated on the average balance sheet. The average rate paid on certificates of deposit increased by 62 basis points due to the rising rate environment in early to mid-2006 and increased competitive market pricing, including specials.

     Net interest income decreased $359,000, or 6.4%, to $5.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Total interest income increased by $368,000, or 3.9%, to $9.7 million for the period ended September 30, 2007 compared to the same period in 2006. Income on interest-bearing deposits decreased by 49.8% to $201,000, as the average outstanding balance decreased by $9.3 million, or 65.4%, to $4.9 million, while the yield on these deposits increased to 5.47% in 2007, compared to 3.77% for 2006. Interest income on loans decreased to $5.6 million, or 7.2%, as average loan balances decreased by $11.1 million, or 9.8%, during the period. The yield on loans increased by 16 basis points for the nine months ended September 30, 2007 as lower yielding loans, including non-accrual loans, were paid off during 2006 and early 2007. Interest income on investment securities increased to $3.8 million, or 34.8%, due to increases in both average balances and average yields for the nine months ended September 30, 2007.
     Total interest expense increased $727,000, or 19.3%, to $4.5 million for the nine months ended September 30, 2007 due to a 21 basis point increase in average interest-bearing liability costs and a $4.1 million increase in average balances. The average balance of interest-bearing deposits increased 6.8% to $169.2 million, due to growth across all deposit categories as the Bank increased advertising and became more competitive on deposit pricing. Savings accounts grew primarily as a result of approximately $7.2 million transferring from IRA certificates of deposit to a new IRA savings account product. The total net growth in savings accounts was only $2.3 million, or 16.6%, because of attrition in regular savings accounts as customers migrated to higher priced deposit products.

     The following table summarizes average balances and average yields and costs for the three months ended September 30, 2007 and 2006.

	Average Balance Sheet for the
	Three Months Ended September 30,
		2007			2006

		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-bearing demand deposits	$2,750	$36	5.24%	$12,424	$145	4.67%
Loans	106,223	1,883	7.09%	107,370	1,931	7.19%
Investment securities	92,628	1,311	5.66%	72,999	995	5.45%
Other interest-earning assets	4,878	47	3.85%	4,038	40	3.96%

Total interest-earning assets	206,479	3,277	6.35%	196,832	3,111	6.32%

Non-interest-earning assets	11,929			11,982

Total Assets	$218,408			$208,814

Liabilities and equity:
Savings accounts	$18,751	$99	2.11%	$13,297	$15	0.45%
Checking accounts	26,726	44	0.65%	25,877	41	0.63%
Money market deposit accounts	31,899	292	3.66%	29,387	264	3.59%
Certificates of deposit	93,816	1,110	4.73%	93,646	963	4.11%

Total interest-bearing deposits	171,192	1,544	3.61%	162,208	1,282	3.16%

Federal Home Loan Bank advances and Other Borrowings	778	11	5.66%	—	—	0.00%

Total interest-bearing liabilities	171,970	1,555	3.62%	162,208	1,282	3.16%

Non-interest-bearing deposits	10,378			9,431
Other non-interest-bearing liabilities	3,770			4,727

Total liabilities	186,118			176,366

Total equity	32,290			32,448

Total liabilities and equity	$218,408			$208,814

Net interest income		$1,722			$1,829

Interest rate spread			2.73%			3.16%
Net interest margin			3.34%			3.72%
Average interest earning assets to average interest-bearing liabilities			120.07%			121.35%
Average Loans to Deposits			58.50%			62.56%

     The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2007 and 2006.

	Average Balance Sheet for the
	Nine Months Ended September 30,
		2007			2006

		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-bearing demand deposits	$4,896	$201	5.47%	$14,164	$400	3.77%
Loans	102,624	5,585	7.26%	113,728	6,017	7.05%
Investment securities	91,917	3,785	5.49%	69,505	2,807	5.38%
Other interest-earning assets	4,881	139	3.80%	3,808	118	4.13%

Total interest-earning assets	204,318	9,710	6.34%	201,205	9,342	6.19%

Non-interest-earning assets	11,395			10,349

Total Assets	$215,713			$211,553

Liabilities and equity:
Savings accounts	$16,564	$208	1.67%	$14,211	$51	0.48%
Checking accounts	27,147	131	0.65%	25,951	117	0.60%
Money market deposit accounts	30,729	827	3.59%	28,289	713	3.36%
Certificates of deposit	94,812	3,306	4.65%	90,082	2,488	3.68%

Total interest-bearing deposits	169,252	4,472	3.52%	158,533	3,368	2.83%

Federal Home Loan Bank advances and Other Borrowings	395	17	5.74%	6,971	394	7.54%

Total interest-bearing liabilities	169,647	4,489	3.53%	165,504	3,762	3.03%

Non-interest-bearing deposits	10,101			9,264
Other non-interest-bearing liabilities	3,568			4,315

Total liabilities	183,316			179,082

Total equity	32,397			32,471

Total liabilities and equity	$215,713			$211,553

Net interest income		$5,221			$5,580

Interest rate spread			2.81%			3.16%
Net interest margin			3.41%			3.70%
Average interest earning assets to average interest-bearing liabilities			120.44%			121.57%
Average Loans to Deposits			57.22%			67.78%

     Rate/Volume Analysis. The following tables set forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes due to both volume and rate that cannot be segregated have been allocated proportionately based on the absolute dollar amounts of change in each. The net column represents the sum of the prior columns.

	Three Months Ended September 30, 2007
	Compared to
	Three Months Ended September 30, 2006
	(Dollars in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest income:
Interest-bearing demand deposits	$(125)	$16	$(109)
Loans	(21)	(27)	(48)
Investment securities	277	39	316
Other interest-earning assets	9	(2)	7

Total interest-earning assets	140	26	166

Interest expense:
Deposits	74	188	262
Federal Home Loan Bank advances	11	0	11

Total interest-bearing liabilities	85	188	273

Net increase (decrease) in interest income	$55	$(162)	$(107)

	Nine Months Ended September 30, 2007
	Compared to
	Nine Months Ended September 30, 2006
	(Dollars in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest income:
Interest-bearing demand deposits	$(332)	$133	$(199)
Loans	(600)	168	(432)
Investment securities	922	56	978
Other interest-earning assets	31	(10)	21

Total interest-earning assets	21	347	368

Interest expense:
Deposits	240	864	1,104
Federal Home Loan Bank advances	(303)	(74)	(377)

Total interest-bearing liabilities	(63)	790	727

Net increase (decrease) in interest income	$84	$(443)	$(359)

     Provision for Loan Losses. The Company maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), the estimated fair value of underlying collateral, and other information relevant to assessing the risk of loss inherent in the loan portfolio. As a result of management’s analysis, a range of potential amounts of the allowance for loan losses is determined.
     Currently, management is closely monitoring the impact of troop deployments at Fort Campbell Military Base, which is nearby and plays a significant role in the economy of our primary market area. Currently, approximately 12,000 troops are deployed and about 8,000 more are scheduled for deployment by the end of the first quarter of 2008. Management believes that this could have a material adverse impact on the local economy and will monitor that situation in conjunction with assessing credit quality and the adequacy of the allowance for loan losses. Additionally, the local real estate market is beginning to show signs of slowing and, given the Bank’s concentration in real estate secured loans, management will continue to monitor that situation closely to assess the impact on the loan portfolio and potential delinquencies or credit losses.
     The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis described above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.
     We recorded a net credit to the provision for loan losses of $410,000 for the three months ended September 30, 2007 compared to a credit of $294,000 for the three months ended September 30, 2006. We recorded a net credit of $378,000 for the nine months ended September 30, 2007 compared to a credit of $257,000 for the comparable period the prior year. The continued reduction in the allowance for loan losses reflects a continued improvement in credit quality and reduction in classified assets from $17.1 million at December 31, 2005, to $11.0 million at December 31, 2006, and to $2.0 million at September 30, 2007. Additionally, non-performing assets decreased to $707,000 at September 30, 2007 compared to $5.3 million and $3.4 million at December 31, 2006 and 2005 respectively.
     Non-interest Income. The following table summarizes non-interest income for the three and nine months ended September 30, 2007 and 2006 and the percentage change for each category of income.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)			(Dollars in thousands)
Customer service charges	$271	$266	1.9%	$825	$805	2.5%
Loan related servicing and other fees	31	41	-24.4%	173	128	35.2%
Gain on sale of loans and other real estate owned	215	203	5.9%	677	523	29.4%
Commissions on insurance and brokerage	96	172	-44.2%	296	372	-20.4%
Other	(1)	13	-107.7%	(304)	119	-355.5%

Total	$612	$695	-11.9%	$1,667	$1,947	-14.4%

     Non-interest income decreased $83,000, or 11.9%, to $612,000 for the three months ended September 30, 2007 compared to $695,000 for the corresponding period in 2006, primarily due to a decrease of $76,000 in commissions on insurance and brokerage.
     Non-interest income decreased $280,000, or 14.4%, to $1.7 million for the nine months ended September 30, 2007 compared to $1.9 million for the nine months ended September 30, 2006, due to a decline in other income primarily due to a net realized loss of $331,000 on sales of available-for-sale securities. During the second quarter of 2007, we sold lower yielding securities, with a carrying value of $20.6 million, and purchased higher yielding securities in the amount of $20.4 million to increase portfolio yield.

     Non-interest Expense. The following table summarizes non-interest expense for the three and nine months ended September 30, 2007 and 2006 and the percentage change for each expense category.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)			(Dollars in thousands)
Salaries and employee benefits	$1,331	$1,253	6.2%	$3,893	$3,780	3.0%
Occupancy and equipment expense	221	246	-10.2%	823	694	18.6%
Data processing fees	169	153	10.5%	517	578	-10.6%
Professional fees	135	84	60.7%	416	316	31.6%
Marketing expenses	104	86	20.9%	219	276	-20.7%
Other	406	357	13.7%	1,129	1,181	-4.4%

Total	$2,366	$2,179	8.6%	$6,997	$6,825	2.5%

     Total non-interest expense increased by 8.6% to $2.4 million for the three months ended September 30, 2007 as compared to the same period in 2006, primarily due to increased salaries and employee benefits, professional fees, and other expenses. The increase of $78,000, or 6.2%, in salary and benefit costs was related to the additions of lending and accounting staff. The increase of $51,000, or 60.7%, in professional fees was due to increased audit and accounting costs related to preparation for the stock conversion process.
     Total non-interest expense increased by $172,000, or 2.5%, to $7.0 million for the nine months ended September 30, 2007 compared to $6.8 million for the corresponding period in 2006, due primarily to increases in salaries and employee benefits, occupancy and equipment, and professional fees expenses, which were partially offset by decreases in data processing and marketing expenses. The increase of $113,000, or 3.0%, in salary and employee benefits expense was due to the addition of accounting and lending staff during the first quarter of 2007. Occupancy and equipment expenses increased by $129,000, or 18.6%, due to the occupancy of our new headquarters in mid 2006 and expenses related to destroying and re-building our Tradewinds branch, which opened on October 1, 2007. Professional fees were higher by $100,000, or 31.6%, due to increased audit expenses related to the financial statement restatement for prior years. Data processing fees declined by $61,000, or 10.6%, due to lower fees charged by our new data processor. Marketing expenses were higher in 2006 by $57,000, or 20.7%, due to a television advertising campaign.
     Income Taxes. Income tax expense for the three months ended September 30, 2007 was $137,000 compared to $318,000 for the same period in 2006 due to a lower level of taxable income and the impact of non-taxable income from investment in state and political subdivisions securities.
     For the nine months ended September 30, 2007, income tax expense decreased $408,000, or 88.3%, due to lower taxable income and the impact of non-taxable income from investment in state and political subdivisions securities, most of which were acquired during the fourth quarter of 2006.
     Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Cincinnati. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
     We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.
     Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $8.4 million. Securities classified as available-for-sale, amounting to $93.1 million at September 30, 2007, provide additional sources of liquidity. In addition, at September 30, 2007, we had the ability to borrow a total of approximately $24.2 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2007, we had no Federal Home Loan Bank advances outstanding.

     Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.
     Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.
     For the nine months ended September 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Qualitative Aspects of Market Risk
     We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally selling in the secondary market substantially all newly originated one-to-four family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps, or other activities involving the use of derivative financial instruments.
     We have an Assets/Liabilities Committee, which includes members of management approved by the Board of Directors, to communicate, coordinate, and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets, and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits, and profitability goals.
     Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.
Quantitative Aspects of Market Risk
     We use a net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by capturing changes in net portfolio value of our cash flows from assets, liabilities, and off-balance sheet items, based on a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.
     The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2007 (the most recent date for which data is available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of
Basis Point (“bp”)	(Dollars in thousands)			Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	31,678	(10,978)	(26)	14.57	(398)	bp
200	35,338	(7,318)	(17)	15.95	(261)	bp
100	39,251	(3,405)	(8)	17.37	(119)	bp
0	42,656	—	—	18.56		—
(100)	44,869	2,213	5	19.29	73	bp
(200)	46,016	3,360	8	19.64	108	bp
     The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
Item 4. Controls and Procedures
     The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     First Federal Savings Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors
     For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, initially filed with the SEC pursuant to Rule 424(b)(c) on October 19, 2007 (the “Prospectus”). As of September 30, 2007, the risk factors of the Company have not changed materially from those disclosed in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits
3.1	Charter of First Advantage Bancorp (1)

3.2	Bylaws of First Advantage Bancorp (1)

4.0	Form of Stock Certificate of First Advantage Bancorp (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on July 10, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE BANCORP

Dated:	November 21, 2007	By:	/s/ Earl O. Bradley, III Earl O. Bradley, III
Chief Executive Officer
(principal executive officer)

Dated:	November 21, 2007	By:	/s/ Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer
(principal executive officer)