Form 10-K
period 2007-12-31
First Advantage Bancorp
filed 2008-03-20
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 1-33682

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	26-0401680 (I.R.S. Employer Identification No.)

1430 Madison Street, Clarksville, Tennessee (Address of principal executive offices)	37040 (Zip Code)

Registrant’s telephone number, including area code:  (931) 552-6176

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐
	Non-accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Based upon the closing price of the registrant's common stock as of December 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $50,302,731. The registrant has provided this information as of December 31, 2007 because there was no stock outstanding as of the last business day of its most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 29, 2008 was 4,752,251.

DOCUMENTS INCORPORATED BY REFERENCE:  None

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of First Advantage Bancorp. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. First Advantage Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of First Advantage Bancorp and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in First Advantage Bancorp’s market area, changes in real estate market values in First Advantage Bancorp’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, First Advantage Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Unless the context indicates otherwise, all references in this annual report to “Company,” “we,” “us” and “our” refer to First Advantage Bancorp and its subsidiary.

PART I

Item 1.                 BUSINESS

General

First Advantage Bancorp (the “Company”) is a Tennessee chartered company incorporated in June 2007 to serve as the holding company for First Federal Savings Bank (“First Federal” or the “Bank”).  First Advantage Bancorp’s principal business activity is the ownership of the outstanding common stock of First Federal.  First Advantage Bancorp does not own or lease any property but instead uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement.  Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data contained herein, relates primarily to First Federal.  First Advantage Bancorp is subject to the regulation of the Office of Thrift Supervision.

First Federal is a federally chartered savings bank originally founded in 1953 and headquartered in Clarksville, Tennessee.  The Bank operates as a community-oriented financial institution offering traditional financial services to customers and businesses in the Bank’s primary market area.  First Federal attracts deposits from the general public and uses those funds to originate one-to-four family mortgage loans, nonresidential real estate loans, construction loans (including speculative construction loans) and land loans, and, to a lesser extent, multi-family loans, commercial business loans and consumer loans.

The Company’s and the Bank’s executive offices are located at 1430 Madison Street, Clarksville, Tennessee and our main telephone number is (931) 552-6176.  Our website address is www.firstfederalsb.com.  Information on our website should not be considered a part of this annual report.

Stock Conversion

On November 29, 2007, in accordance with a Plan of Conversion adopted by its board of directors and approved by its members, First Federal, a federally chartered mutual savings bank, was reorganized into a federally chartered stock savings bank under the operation of a stock holding company, First Advantage Bancorp.  In connection with the conversion, the Company issued an aggregate of 5,264,683 shares of common stock at an offering price of $10.00 per share.  The Company’s common stock began trading on the Nasdaq Global Market on November 30, 2007 under the symbol “FABK.”

Market Area

We consider Montgomery County, Tennessee, and the surrounding areas to be our primary market area.    The top employment sectors in the county are currently the services industry, wholesale/retail trade and government and manufacturing, which are likely to continue to be supported by the projected growth in population and median household income.

The economy of Montgomery County is significantly influenced by Fort Campbell, a nearby U.S. Army installation, and Austin Peay State University, one of the county’s top employers and one of the fastest growing universities in Tennessee, with an enrollment of approximately 8,800 students, and by the county’s proximity to Nashville, Tennessee.  A growing number of young military retirees from Fort Campbell and the expanding Austin Peay State University community, as well as an increased number of commuters to the Nashville metropolitan area, have created a housing demand that currently supports lending activities in our primary market area and that is expected to increase over the next five years given the projected population growth for Montgomery County.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 6.64% of the FDIC-insured deposits in Montgomery County, Tennessee.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

Our competition for loans comes primarily through financial institutions in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as credit unions, insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law now permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

The largest segment of our loan portfolio is real estate mortgage loans, primarily one-to-four family residential loans and nonresidential real estate loans.  The other significant segments of our loan portfolio are construction loans, primarily one-to-four family construction loans (including speculative construction loans), multi-family loans and land loans.  To a lesser degree, we also originate commercial business loans and consumer loans.  We originate loans for investment purposes, although we generally sell our one-to-four family residential loans into the secondary market with servicing released.

We intend to continue to emphasize residential and non-residential real estate lending while concentrating on ways to expand our consumer/retail banking capabilities and our commercial banking services with a focus on serving small businesses and emphasizing relationship banking in our primary market area.

One-to-Four Family Residential Loans.  Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in Montgomery County, Tennessee, and the surrounding areas.

Our residential lending policies and procedures conform to the secondary market guidelines as we generally sell qualifying fixed-rate loans into the secondary market.  We generally offer fixed-rate mortgage loans with terms of 10 to 30 years.  To a lesser extent, we also offer adjustable-rate mortgage loans.  Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages.  The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  The loan fees, interest rates and other provisions of mortgage loans are determined by us based on our own pricing criteria and competitive market conditions.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that typically ranges from one to three years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to a percentage above the three or five year U.S. Treasury index.  The maximum amount by which the interest rate may be increased or decreased is generally two percentage points per adjustment period and the lifetime interest rate cap is generally six percentage points over the initial interest rate of the loan.  We sell with servicing released substantially all one-to-four family loans we originate.

While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis.  We do not offer loans with negative amortization and generally do not offer interest-only loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 95%.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance.  We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser.  We generally require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Nonresidential Real Estate Loans.  We offer fixed- and adjustable-rate mortgage loans secured by nonresidential real estate.  Our nonresidential real estate loans are generally secured by small to moderately-sized office, retail and industrial properties located in our primary market area and are typically made to small business owners and professionals such as developers, physicians, attorneys and accountants.

We originate a variety of fixed- and adjustable-rate nonresidential real estate loans, generally for terms of one to seven years and with payments based on an amortization schedule of 15 to 25 years.  Our adjustable-rate loans generally adjust based on the prime lending rate every three to five years.  Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.  Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

At December 31, 2007, our largest nonresidential real estate loan had an outstanding balance of $2.2 million.  This loan, which was originated in February 2001 and is secured by a bowling alley, was performing in accordance with its original terms at December 31, 2007.

Construction Loans. We originate construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes.  Interest rates on these loans are generally tied to the prime lending rate.  We generally may finance up to 75% to 80% of the appraised value of the completed property.  We also offer construction loans for the financing of pre-sold homes, which may convert into permanent loans at the end of the construction period.  We generally require a maximum loan-to-value ratio of 80% for construction loans on owner occupied homes.  We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.  At December 31, 2007, our largest non-speculative construction loan commitment was for $4.0 million, $1.3 million of which was outstanding.   This loan commitment, which was originated in March 2007, was made to a local church for facilities expansion. The church has executed a negative pledge agreement under which the church has warranted that its assets are unencumbered, that it will not sell any real property during the life of the credit facility, and that it will not allow any additional liens to be placed on any of the church’s property.   At December 31, 2007, our largest outstanding balance under a non-speculative construction loan commitment was $1.7 million.  This loan commitment, originated in January 2007 in the amount of $1.7 million, is secured by an office building and was performing in accordance with its original terms at December 31, 2007.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination.  At December 31, 2007, we had approved commitments for speculative construction loans of $15.1 million, of which $10.4 million was outstanding.  We require a maximum loan-to-value ratio of 80% for speculative construction loans.  We believe we have implemented strict underwriting requirements for speculative construction loans to help ensure that loans are made to a limited group of reputable, financially sound builders and for feasible projects having an adequate demand to facilitate the sale of the properties within an acceptable period of time.  Each month we monitor the total number of speculative units under construction, the number of units with each builder, and the number of units within each subdivision.  At December 31, 2007, our largest speculative construction loan commitment to a single builder was for $3.5 million, of which $1.9 million was outstanding.  These loans were originated in March 2007 and are secured by first mortgages on 15 single family residences under construction and the underlying lots. These loans were performing in accordance with their original terms at December 31, 2007.

Land Loans.  We originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions.  Land loans are generally interest-only loans for a term of up to three years, with repayment resulting from the sale of the improved property.  At December 31, 2007, our largest land loan had an outstanding balance of $2.1 million.  This loan, which was originated in July 2007 and is secured by approximately 100 acres, was performing in accordance with its original terms at December 31, 2007.

Multi-Family Real Estate Loans.  We offer multi-family mortgage loans that are generally secured by apartment buildings in our primary market area.  We originate a variety of fixed- and adjustable-rate multi-family real estate loans, generally for terms of one to seven years and with payments based on an amortization schedule of 15 to 25 years.  Our adjustable-rate loans generally adjust based on the prime lending rate every three to five years.   Loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.  Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

Consumer Loans.  Although we offer a variety of consumer loans, our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans and variable rate lines of credit.  Consumer loans typically have shorter maturities and higher interest rates than traditional one-to-four family lending.  When combined with a first mortgage loan, we will typically make home equity loans up to a loan-to-value ratio of 90%.  The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Commercial Business Loans.  We typically offer commercial business loans to small businesses located in our primary market area.  Commercial business loans are generally secured by equipment, inventory or accounts receivable of the borrower.  Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees are typically required as part of the loan commitment.

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Nonresidential Real Estate Loans.  Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than  one-to-four family residential mortgage loans.  Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and nonresidential real estate loans.  In reaching a decision on whether to make a multi-family or nonresidential real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.  An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction and Land Loans.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building.  If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required.  If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.  In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans.  These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time.  As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found.  Land loans have substantially similar risks to speculative construction loans.

Consumer Loans.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial Business Loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.  The Chief Executive Officer, President, Chief Credit Officer, Chief Lending Officer and Senior Vice President-Lending are authorized to approve loans up to $500,000 with any two of the five required to approve loans with an aggregate indebtedness limitation for the borrower of $500,000. Loans between $500,000 and $1 million require three of the five to approve loans with an aggregate debt limitation of $1 million.  Loans between $1 million and $2 million require approval of the management loan committee with an aggregate debt limitation of $2 million.  Loans which, in aggregate, are in excess of $2 million up to the loans to one borrower limit as set by the board of directors must be approved by a majority of the executive committee of the board of directors.  Currently, our aggregate debt limitation is equal to the loans to one borrower limit as defined by the Office of Thrift Supervision.  Should the board determine to lower the loans to one borrower limit below the Office of Thrift Supervision regulatory requirement, then a majority of the board of directors would be required to approve a credit extension which, in aggregate, exceeds the internal limit up to an amount not to exceed the Office of Thrift Supervision loans to one borrower limitation.  The Bank established its in-house limit at $7 million on January 23, 2008, which is less than its Office of Thrift Supervision legal limit.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At December 31, 2007, our regulatory limit on loans to one borrower was $8.1 million.  At that date, our largest lending relationship was $5.1 million, which was comprised of permanent mortgage loans, letters of credit and speculative construction loans.  At December 31, 2007, our largest outstanding loan balance to one borrower was $3.8 million.  This loan was performing according to the original terms at December 31, 2007.  Our largest lending relationship and our largest outstanding loan balance to one borrower were both with Director, Robert E. Durrett, III.

Loan Commitments.  We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 30 to 45 days.  See note 19 to the notes to the consolidated financial statements beginning on page F-1 of this annual report.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we may also invest a portion of our assets in other permissible securities.  As a member of the Federal Home Loan Bank of Cincinnati, we also are required to maintain an investment in Federal Home Loan Bank of Cincinnati stock.

At December 31, 2007, our investment portfolio consisted primarily of U.S. government and agency securities, including securities issued by government sponsored enterprises, municipal and other bonds, corporate debt securities, and mortgage-backed securities.

We invest in callable securities.  Our callable securities, with a fair market value of $57.9 million at December 31, 2007, consist of U.S. government agency bonds and securities that are callable at periods ranging from one to four years, corporate debt securities that are callable at periods ranging from one to four years, and state and political subdivision bonds that are generally callable at periods ranging from three to eight years. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities.  Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, and to provide an alternate source of low-risk investments at a favorable return when loan demand is weak.  Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy.  Messrs. Patrick C. Greenwell and Earl O. Bradley, III, our Chief Financial Officer and

Chief Executive Officer, respectively, are responsible for implementation of the investment policy and monitoring our investment performance.  Our board of directors reviews the status of our investment portfolio on a quarterly basis, or more frequently if warranted.

Deposit Activities and Other Sources of Funds

Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of our depositors are residents of Tennessee.  Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns.  We generally review our deposit mix and pricing weekly.   Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our primary market area.  Our business banking deposit products include commercial checking accounts and money market accounts.

Borrowings.  We use advances from the Federal Home Loan Bank of Cincinnati to supplement our investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of December 31, 2007, we had 79 full-time employees and 8 part-time employees, none of whom is represented by a collective bargaining unit.  We believe that our relationship with our employees is good.

Subsidiaries

First Federal Savings Bank has one subsidiary, First Financial Mortgage Corp., which was inactive at December 31, 2007.  On December 19, 2007, First Financial Mortgage Corp. conveyed its only remaining asset, the Blue Hole Lodge,  to First Advantage Bancorp for the sum of $200,000.   Acquired in 2001 as a meeting and training center, the Blue Hole Lodge property consists of approximately five acres with an improved lodge building.  Acquisition and improvement costs totaled approximately $1.3 million.  As of December 31, 2007, the property had been written down to $200,000, which is the estimated fair market value of the land only.

REGULATION AND SUPERVISION

First Advantage Bancorp, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.  First Advantage Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.  First Advantage Bancorp is listed on the Nasdaq Global Market under the trading symbol “FABK,” and we are subject to the rules of Nasdaq for listed companies.   First Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer.  First Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  First Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Federal’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on First Advantage Bancorp and First Federal and their operations.

Certain of the regulatory requirements that are applicable to First Advantage Bancorp and First Federal are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Advantage Bancorp and First Federal and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

Business Activities.  Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as First Federal.  These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching.  Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.

Capital Requirements.  The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for national banks.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2007, First Federal met each of these capital requirements. See note 14 to the consolidated financial statements beginning on page F-1 of this annual report.

Prompt Corrective Regulatory Action.  The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the association’s total assets when it became undercapitalized or the amount necessary to achieve full compliance at the time the association first failed to comply.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks.  Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.   See “—Loan Underwriting Risk—Loans to One Borrower.”

Standards for Safety and Soundness.  As required by statute, the federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Federal, it is a subsidiary of a holding company.  If First Federal’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.  See note 14 to the consolidated financial statements beginning on page F-1 of this annual report.

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  As of December 31, 2007, First Federal maintained 86% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties.  First Federal’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution.  First Advantage Bancorp and any non-savings institution subsidiaries would be affiliates of First Federal.  In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to 10% of an institution’s capital and surplus with any one affiliate and 20% of capital and surplus with all affiliates.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors.  However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, First Federal’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited.  The law restricts both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain board approval procedures to be followed.  Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  There are additional restrictions applicable to loans to executive officers.  For information about transactions with our directors and officers, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, or conservatorship.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Assessments.  Federal savings banks and holding companies are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio.

Insurance of Deposit Accounts.  First Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  The Federal Deposit Insurance Corporation has amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provides for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.  The Reform Act also provides for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.  See note 20 to the consolidated financial statements beginning on page F-1 of this annual report.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.  First Federal’s total assessment (including the Financing Corporation assessment) paid for fiscal 2007 was $21,079.

The Reform Act provides the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  The management of First Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  First Federal is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  First Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater.  At December 31, 2007, First Federal complied with this requirement with an investment in Federal Home Loan Bank stock of $2.9 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Community Reinvestment Act.  Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

First Federal received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Other Regulations

Interest and other charges collected or contracted for by First Federal are subject to state usury laws and federal laws concerning interest rates.  First Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Federal also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities.  Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assts Control Regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information with unaffiliated third parties.  Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

As required by the John Warner National Defense Authorization Act for Fiscal Year 2007, the U.S. Department of Defense has adopted regulations that prohibit extensions of consumer credit to military personnel and their dependents on predatory terms.  The regulations specifically apply to payday loans, vehicle title loans and tax refund anticipation loans and limit the annual percentage rate chargeable on covered loans to 36% per annum calculated in accordance with the regulations.  Creditors are required to make specific disclosures to military personnel and their dependents, including notice of their rights and the military annual percentage rate.  The regulations prohibit, among other things: (1) the refinance of previously extended covered consumer credit unless it is on more favorable terms; (2) the requirement of arbitration or unreasonable notice in the case of a dispute; and (3) the imposition of prepayment penalties.  Consumer credit in violation of the rules are void from inception.  Knowing violations are subject to criminal penalties.  Based on current lending activity, management does not believe that the rules will have a material impact on First Federal Savings Bank.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $48.3 million; a 10% reserve ratio is applied above $48.3 million.  The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  First Federal Savings Bank complies with the foregoing requirements.

Holding Company Regulation

General. First Advantage Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law.   The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities.  Upon any non-supervisory acquisition by First Advantage Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Advantage Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.  However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision, and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below.  First Federal Savings Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to First Advantage Bancorp.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws

First Advantage Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  First Advantage Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements imposed under the Securities Exchange Act of 1934.

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003.  For its 2007 fiscal year, First Federal’s maximum federal income tax rate was 34.0%.

First Advantage Bancorp and First Federal have entered into a tax allocation agreement.  Because First Advantage Bancorp owns 100% of the issued and outstanding capital stock of First Federal, First Advantage Bancorp and First Federal are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group First Advantage Bancorp is the common parent corporation.  As a result of this affiliation, First Federal may be included in the filing of a consolidated federal income tax return with First Advantage Bancorp and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves.  For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  Approximately $1.2 million of our accumulated bad debt reserves would not be recaptured into taxable income unless First Federal Savings Bank makes a “non-dividend distribution” to First Advantage Bancorp as described below.

Distributions. If First Federal Savings Bank makes “non-dividend distributions” to First Advantage Bancorp, the distributions will be considered to have been made from First Federal’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from First Federal’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Federal’s taxable income. Non-dividend distributions include distributions in excess of First Federal’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.  Dividends paid out of First Federal’s current or accumulated earnings and profits will not be so included in First Federal’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal makes a non-dividend distribution to First Advantage Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34.0% federal corporate income tax rate.  First Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Tennessee. Tennessee imposes franchise and excise taxes.  The franchise tax ($0.25 per $100) is applied either to apportioned net worth or the value of property owned and used in Tennessee, whichever is greater, as of the close of the fiscal year.  The excise tax (6.5%) is applied to net earnings derived from business transacted in Tennessee.  Under Tennessee regulations, bad debt deductions are deductible from the excise tax.  There have not been any audits of our state tax returns during the past five years.

Any cash dividends, in excess of a certain exempt amount, that would be paid with respect to First Advantage Bancorp common stock to a stockholder (including a partnership and certain other entities) who is a resident of Tennessee will be subject to the Tennessee income tax (6%).  Any distribution by a corporation from earnings according to percentage ownership is considered a dividend, and the definition of a dividend for Tennessee income tax purposes may not be the same as the definition of a dividend for federal income tax purposes.  A corporate distribution may be treated as a dividend for Tennessee tax purposes if it is paid from funds that exceed the corporation’s earned surplus and profits under certain circumstances.

Item 1A.                      RISK FACTORS

Until recently, our regulator had imposed restrictions on our operations.

From the latter half of 2004 until March 2007, we had been operating under close regulatory supervision by the Office of Thrift Supervision because of various operational deficiencies that emerged during the tenure of our prior senior management.  The operational deficiencies were primarily in the areas of internal controls and information systems, loan documentation, credit underwriting, asset quality, and earnings.  From October 2005 until March 2007, we had been operating under an Office of Thrift Supervision-accepted written compliance plan designed to remedy those deficiencies.  In addition, among other supervisory directives, the Office of Thrift Supervision had imposed a restriction on the amount and type of loans that we could make.  This lending restriction, along with the compliance costs we incurred, had an adverse effect on our operations.  For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Strategy.”

Our core earnings are weak, which we expect will continue for the foreseeable future.

  From 2004 through 2007 our net interest income has been insufficient to cover our non-interest expense and we have only been able to report a profit in periods in which we have had significant non-recurring income.  In order to achieve consistent profitability, we intend to grow to a sufficient size to offset our expenses.  However, we may not be able to successfully do so.  In addition, if we open new branch offices, we may not be able to increase our earnings in the short term or within a reasonable period of time, if at all.  Building and staffing new branch offices will increase our operating expenses. Numerous factors will affect our ability to open new branch offices, such as our ability to select suitable locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits.  It takes time for a new branch office to generate significant deposits and loan volume to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs and we may not be successful in increasing the volume of our loans and deposits by expanding our branch network.  Furthermore, we will incur additional expenses as a result of operating as a public company and from the implementation of new equity benefit plans, assuming they are approved by our shareholders.  We may not be successful in significantly improving our earnings capacity in the near future, if at all.  For more information on our operating results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient, or a ready market is not available, to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. As of December 31, 2007, our allowance for loan losses was $1.5 million, representing 1.3% of total loans and 180.6% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, our allowance for loan losses may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income.

          In addition, our regulators periodically review our allowance for loan losses and may require us to increase our provisions for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition.

Our concentrations in construction loans, including speculative construction loans, nonresidential real estate loans and land loans may expose us to increased credit risk.

At December 31, 2007, $59.4 million, or 50.5% of our total loan portfolio, consisted of construction loans, nonresidential real estate loans and land loans, and $10.4 million, or 50.2% of the construction loan portfolio, consisted of speculative construction loans at that date.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  We intend to continue to emphasize the origination of these loan types.  All these loan types generally expose a lender to greater risk of non-payment and loss than one-to-four family mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would hurt our earnings.  For more information about the credit risk we face, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

Fluctuations in interest rates may hurt our earnings and asset value.

Most of our assets and liabilities are monetary in nature, and thus subject us to significant risks from changes in interest rates.  Consequently, our results of operations can be significantly affected by changes in interest rates and our ability to manage interest rate risk.  Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices can affect the interest rates earned on interest-earning assets differently than the interest paid on interest-bearing liabilities.  This difference could result in an increase in interest expense relative to interest income or a decrease in interest rate spread.  In addition to affecting our profitability, changes in interest rates can impact the valuation of our assets and liabilities.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Substantially all of our loans are secured by real estate in Montgomery County, Tennessee, and the surrounding areas.  As a result of this concentration, a downturn in the local economy could significantly increase nonperforming loans, which would hurt our profits.  Historically, Fort Campbell, a nearby U.S. Army installation, has played a significant role in the economy of our primary market area.  Recent troop deployments to the Middle East have dampened economic activity and we would expect that any future deployments would have a similar effect.  Furthermore, in recent periods, real estate values in our primary market area have increased significantly.  A decline in real estate values could lead to some of our mortgage loans becoming inadequately collateralized, which would expose us to greater risk of loss.  Additionally, a decline in real estate values could hurt our portfolio of construction loans, nonresidential real estate loans, and land loans and could reduce our ability to originate such loans.  For a discussion of our primary market area, see Item 1, “Business—Market Area.”

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area.  See Item 1, “Business—Market Area” and “Business—Competition” for more information about our primary market area and the competition we face.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, First Federal’s chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits.    Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Expenses from operating as a public company and from new stock-based benefit plans will continue to adversely affect our profitability.

Our noninterest expenses are impacted as a result of the financial, accounting, legal and various other additional expenses usually associated with operating as a public company.  We also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under the employee stock ownership plan and other new benefit plans.  These additional expenses adversely affect our profitability.  We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and, assuming that a long-term equity incentive plan is approved by our shareholders, will recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

Item 1B.                      UNRESOLVED STAFF COMMENTS

None.

Item 2.                                PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2007.

Location	Year Opened	Square Footage	Status

Main Office: 1430 Madison Street Clarksville, Tennessee 37040	2006	17,000	Owned

Branch Offices: Tradewinds Branch 1929 Madison Street Clarksville, Tennessee 37043	2007	2,263	Owned

St. Bethlehem Branch 2141 Wilma Rudolph Boulevard Clarksville, Tennessee 37040	1985	4,594	Owned

North Clarksville Branch 1800 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1996	8,060	Owned

Downtown (Drive-Thru Only) (1) 224 N. 2nd Street Clarksville, Tennessee 37042	1995	600	Owned

ATM Site 1193 & 1195 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1984	N/A	Owned

Other Properties: Commercial Lot (2) Pleasant View, Tennessee 37040	N/A	N/A	Owned

Blue Hole Lodge (3) 661 Dunbar Cave Road Clarksville, Tennessee 37043	N/A	N/A	Owned

Downtown (4) 200 N. 2nd Street Clarksville, TN 37043	N/A	N/A	Owned
_________________________________________________________________
(1)              Limited service facility with drive-thru and ATM services only.
(2)              Former branch office location.
(3)              See Item 1, “Business—Subsidiaries” for more information about this property.
(4)              Former location of First Federal’s main office.  Property is under contract with closing expected in March 2008.

Item 3.                      LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FABK.”   The following table sets forth the high and low sales prices of First Advantage Bancorp’s common stock from November 30, 2007, the first day of trading of the Company’s common stock, through December 31, 2007, as reported by Nasdaq.  The Company has not paid any dividends to its stockholders to date.  See Item 1, “Business—Regulation and Supervision—Restrictions on Dividends.”  As of February 29, 2008, the Company had approximately 769 holders of record of common stock.

2007:	High	Low

First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$11.50	$10.02

Purchases of Equity Securities

First Advantage Bancorp did not purchase any shares of its common stock during the quarter ended December 31, 2007.

Item 6.                 SELECTED FINANCIAL DATA

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Financial Condition Data:
Total assets	$253,403	$213,419	$220,725	$237,929	$240,167
Cash and due from banks	3,209	1,754	2,415	3,096	2,447
Interest-bearing demand deposits	970	5,631	8,746	36,664	31,877
Federal funds sold	4,897	9,364	9,000	—	—
Investment securities available-for-sale	112,817	83,519	67,866	47,475	55,737
Loans available-for-sale	1,867	1,400	777	837	1,165
Loans receivable, net	115,959	98,370	120,063	137,046	135,805
Deposits	169,854	176,609	171,140	182,888	188,551
Federal Home Loan Bank advances	—	—	12,159	12,204	12,248
Total equity	79,505	32,889	32,535	34,265	32,661

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Data:	(In thousands)
Interest and dividend income	$13,253	$12,406	$12,719	$12,644	$14,562
Interest expense	6,016	5,153	3,979	4,278	5,032
Net interest income	7,237	7,253	8,740	8,366	9,530
Provision (credit) for loan losses	(364)	(736)	91	89	558
Net interest income after provision (credit) for loan losses	7,601	7,989	8,649	8,277	8,972
Non-interest income (1)	1,987	2,536	12,006	2,268	2,432
Non-interest expense (2)	10,060	9,525	11,689	9,018	8,703
Income (loss) before provision (credit) for income taxes	(472)	1,000	8,966	1,527	2,701
Provision (credit) for income taxes	(217)	375	3,426	539	883
Net income (loss)	$(255)	$625	$5,540	$988	$1,818
______________
(1)	In 2005, includes gains on sales of securities of $9.6 million and $1.1 million from the sale of restricted assets.
(2)	In 2005, includes a data processing termination penalty fee of $832,000.

	At or for the Year Ended December 31,
Selected Financial Ratios and Other Data	2007		2006		2005		2004		2003

Performance Ratios:
Return on average assets	(0.12)%		0.29%		2.44%		0.41%		0.74%
Return on average equity	(0.69)		1.90		16.71		2.98		5.66
Interest rate spread (1)	2.76		3.04		3.53		3.21		3.59
Net interest margin (2)	3.45		3.60		3.97		3.61		4.04
Other expenses to average assets	4.56		4.49		5.15		3.72		3.55
Efficiency ratio (3)	109.06		97.30		56.34		84.80		72.76
Average interest-earning assets to average interest-bearing liabilities	1.24	x	1.22	x	1.25	x	1.22	x	1.21	x
Average equity to average assets	16.67%		15.48%		14.61%		13.71%		13.08%

Capital Ratios:
Tangible capital	20.98%		15.18%		13.87%		11.33%		10.97%
Core capital	20.98		15.18		13.87		11.33		10.97
Total risk-based capital	35.31		28.02		23.91		16.49		15.87

Asset Quality Ratios:
Allowance for loan losses as a percent of nonperforming loans	180.62%		46.88%		110.66%		128.69%		113.07%
Net charge-offs to average outstanding loans during the period	0.14		0.36		0.09		0.06		1.41
Non-performing loans as a percent of total loans	0.71		4.29		2.31		1.76		2.02
Non-performing assets as a percent of total assets	0.33		2.47		1.53		2.37		2.59

Other Data:
Number of offices (4)	5		5		5		6		6
Number of deposit accounts	11,907		13,247		12,848		13,653		14,439
Number of loans	1,395		1,565		1,590		2,118		2,380
_______________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Includes a limited service office with drive-thru and ATM services only.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Income.  Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), fees from sale of mortgage loans originated for sale in the secondary market, and commissions on sales of securities and insurance products. We also recognize income from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses.  The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, federal deposit insurance premiums, data processing expenses and other miscellaneous expenses.  Our noninterest expenses are likely to increase as a result of operating as a public company. These additional expenses consist primarily of legal and accounting fees, expenses of shareholder communications and meetings, stock exchange listing fees, and expenses related to the addition of personnel in our accounting department.

Salaries and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits. Upon shareholder approval and adoption of new equity benefit plans, we will recognize additional annual employee compensation expenses.  We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years.

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses to be our only critical accounting policy.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 6 to the consolidated financial statements beginning on page F-1 of this annual report.

Operating Strategy

From the latter half of 2004 until March 2007, we had been operating under close regulatory supervision because of various operational deficiencies that emerged during the tenure of prior senior management. During that time, our immediate operational focus had been to remedy those deficiencies. Additionally, from October 2005 until March 2007 we had been operating under an Office of Thrift Supervision-accepted written compliance plan designed to address the deficiencies in our operations. In March 2007, the Office of Thrift Supervision informed us that we had satisfactorily implemented our compliance plan and were no longer subject to any operating restrictions.

Under the leadership of our current senior management team, the majority of which was established in 2005, our long-term focus is to operate and grow a profitable community-oriented financial institution. We plan to achieve this objective by pursuing a strategy of:

•	improving our policies and procedures and internal control and information systems;

•
utilizing what we believe are conservative underwriting practices to pursue construction lending opportunities in our primary market area, including speculative construction lending opportunities, and nonresidential real estate and commercial business lending opportunities with a focus on small businesses;

•	continuing to emphasize consumer/retail banking by offering a broad array of loan and deposit products;

•	maintaining a stable core deposit base and providing remarkable customer service to attract and retain customers; and

•
expanding our market share by opening new branch offices and pursuing opportunities to acquire other financial institutions, although we currently have no definitive plans regarding potential acquisition opportunities.

    Improving our policies and procedures and internal control and information systems

We continue to improve our policies and procedures and will make further improvements to internal controls as we begin implementation of Sarbanes-Oxley compliance in 2008.  In December of 2007 our board of directors adopted a new loan policy, effective January 1, 2008, which we believe will supply the proper structure for the Bank’s increased emphasis on small business, non-residential real estate and commercial lending and also support the Bank’s future growth.  Our staff continues to learn and take advantage of the functionality of a new core data processing system which we converted to in early 2006.

Utilizing what we believe are conservative underwriting practices to continue to pursue in our primary market area construction lending, including speculative construction lending opportunities and nonresidential real estate and commercial business lending opportunities with a focus on small businesses

We believe that high asset quality is a key to long-term financial success. Under the leadership of our management team, we believe we have implemented conservative loan underwriting standards. We intend to continue to pursue construction lending and nonresidential real estate and commercial business lending opportunities in our primary market area in accordance with those underwriting standards. We believe the demographics of our primary market area, particularly a relatively young and growing population, provides such opportunities.

Continuing to emphasize consumer/retail banking by offering a broad array of loan and deposit products

Our mission is to offer a competitive line of loan and deposit products designed to meet the financial needs of consumers and small businesses in our primary market area. Toward this end, our goal is to attract and retain experienced lenders and customer support personnel and institute a strong customer service culture within our organization, which we believe will lead to increased sales.

Maintaining a stable core deposit base and providing remarkable customer service to attract and retain customers

Core deposits (deposit accounts other than certificates of deposit) comprised 46.9% of our total deposits at December 31, 2007. We value core deposits because they generally represent longer term customer relationships and a lower cost of funding compared to certificates of deposit. We seek to maintain our core deposits through remarkable customer service and targeted advertising, particularly aimed at local businesses in our primary market area.

As a community-oriented financial institution, we emphasize providing remarkable customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe that our community orientation is attractive to our customers and distinguishes us from the larger banks that operate in our area.

Expanding our market share and area

We intend to pursue opportunities to expand our market share and area by seeking to open additional branch offices and pursuing opportunities to acquire other financial institutions.

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family mortgage loans, multi-family loans, nonresidential real estate loans and construction loans. To a lesser extent, we originate land loans, commercial business loans, and consumer loans.

One-to-four family mortgage loans are the largest segment of our loan portfolio.  At December 31, 2007, these loans totaled $31.6 million, or 26.9% of total loans, compared to $35.0 million, or 34.8% of total loans at December 31, 2006.  Total mortgage loan balances declined in 2006 and 2007 due to management’s decision to sell substantially all newly originated one-to-four family mortgage loans beginning in the second quarter of 2005 in order to limit exposure to long-term, fixed rate loans and to maximize non-interest fee income. Since that time, virtually all originated mortgage loans have been sold, servicing released, to secondary market buyers. We plan to continue that policy for the foreseeable future subject to market conditions and other factors.

Nonresidential real estate loans totaled $27.2 million, or 23.1% of total loans, at December 31, 2007. At December 31, 2006, these loans totaled $26.6 million, or 26.4% of total loans.  The balance of nonresidential real estate loans increased during the year due to our emphasis on growing loans in this category, particularly with respect to small businesses.  Balances had declined in recent years due to management dealing with problem loans in this area.  Previous management had pursued aggressive growth in this lending area without developing adequate underwriting policies or skills, resulting in a high level of classified assets.

Our construction loan portfolio consists primarily of residential construction loans, including speculative residential construction loans. Construction loans totaled $20.7 million, or 17.6% of total loans at December 31, 2007. At December 31, 2006, these loans totaled $15.1 million, or 15.0% of total loans.  Outstanding speculative residential construction loans amounted to $10.4 million at December 31, 2007. Construction lending increased in 2007, primarily during the first half of the year, due to the return of many of the Fort Campbell troops in the fourth quarter of 2006 and our renewed focus on lending after resolving many of the past credit issues.

Land loans totaled $11.5 million, or 9.8% of total loans, at December 31, 2007, compared to $7.0 million, or 6.9% of total loans at December 31, 2006.  These loans are primarily secured by vacant land to be improved for residential development.  The increase in land loans during 2007 was consistent with the Bank’s increased construction lending, including the development of vacant land for future residential or non-residential real estate projects.

Multi-family real estate loans totaled $5.0 million, or 4.3% of total loans at December 31, 2007. At December 31, 2006, these loans totaled $7.8 million, or 7.8% of gross loans.  The multi-family loan portfolio decreased in 2007 mainly due to the payoff of a non-accrual loan with an outstanding balance of $2.7 million.

Consumer loans totaled $10.1 million, or 8.6% of total loans, at December 31, 2007 compared to $7.5 million, or 7.4% of gross loans at December 31, 2006.  Consumer loan totals increased during 2007, primarily in the second half of the year, due to a focused advertising campaign designed to increase home equity loan balances.

Commercial business loans totaled $11.4 million, or 9.7% of total loans at December 31, 2007 compared to $1.7 million, or 1.7% of total loans at December 31, 2006.  Commercial loan balances increased in 2007 due to  management’s emphasis on small business lending and diversification of the loan portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$31,639	26.9%	$34,997	34.8%	$36,682	29.7%
Multi-family	5,043	4.3	7,823	7.8	6,733	5.5
Nonresidential	27,186	23.1	26,560	26.4	33,605	27.2
Construction loans:
One-to-four family	13,019	11.1	13,042	13.0	16,997	13.8
Multi-family	3,408	2.9	1,165	1.2	1,645	1.3
Nonresidential	4,282	3.6	869	0.8	820	0.7
Land loans	11,539	9.8	6,989	6.9	7,136	5.8
Total real estate loans	96,116	81.7	91,445	90.9	103,618	84.0
Consumer:
Home equity loans and lines of credit	7,686	6.5	6,055	6.0	13,283	10.7
Auto loans	505	0.4	377	0.4	472	0.4
Deposit loans	776	0.7	502	0.5	504	0.4
Other	1,134	1.0	541	0.5	742	0.6
Total consumer loans	10,101	8.6	7,475	7.4	15,001	12.1
Commercial loans	11,412	9.7	1,675	1.7	4,867	3.9
Total loans	117,629	100.0%	100,595	100.0%	123,486	100.0%
Allowance for loan losses	(1,510)		(2,025)		(3,157)
Net deferred loan costs	(160)		(200)		(266)
Loans receivable, net	$115,959		$98,370		$120,063

Loan Maturity

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2007
	One-to-Four Family	Multi- Family and Nonresidential Real Estate Loans	Construction	Land	Consumer	Commercial	Total Loans
	(In thousands)
Amounts due in:
One year or less	$5,912	$9,751	$20,709	$9,881	$6,673	$6,578	$59,504
More than one year to three years	2,268	8,367	-	1,129	689	1,093	13,546
More than three years to five years	3,736	10,971	-	465	1,330	2,755	19,257
More than five years to fifteen years	5,891	3,140	-	64	1,409	986	11,490
More than fifteen years	13,832	-	-	-	-	-	13,832
Total	$31,639	$32,229	$20,709	$11,539	$10,101	$11,412	$117,629

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2007 that are due after December 31, 2008, and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
One-to-four family	$23,446	$2,281	$25,727
Multi-family and nonresidential	19,207	3,271	22,478
Construction	-	-	-
Land	1,658	-	1,658
Consumer	3,414	14	3,428
Commercial	4,589	245	4,834
Total	$52,314	$5,811	$58,125

Our adjustable-rate mortgage loans generally do not adjust downward below the initial discounted contract rate. When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Securities. Our securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of states and political subdivisions and other securities.  In the year ended December 31, 2007 the amortized cost of our securities increased by $28.1 million, primarily as a result of growth in deposits through the majority of the year and flat loan growth in the first half of the year, which created a surplus of cash to be invested.  Balances also grew more rapidly in the fourth quarter as we invested a portion of the funds raised through the Company’s stock offering.  Our callable securities, with a fair value of $57.9 million at December 31, 2007, consist of U.S. government agency bonds and securities that are callable at periods ranging from one to four years, state and political subdivisions bonds that are callable at periods ranging from three to eight years, and corporate debt securities that are generally callable at periods ranging from one to four years.

	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U. S. Treasury	$4,828	$6,144	$4,856	$5,995	$4,881	$6,182
U. S. Government agencies	40,014	40,436	45,893	45,522	35,132	34,782
U.S. Government agencies preferred securities	7,512	7,662	—	—	—	—
State and political subdivisions	7,718	7,735	7,759	7,708	—	—
Mortgage-backed securities	45,938	46,343	21,826	21,785	26,218	26,402
Corporate debt securities	4,895	4,497	2,507	2,509	500	500
Total	$110,905	$112,817	$82,841	$83,519	$66,731	$67,866

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2007. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government and federal agencies	$—	—%	$3,087	5.34%	$20,262	6.15%	$23,231	6.04%	$46,580	6.06%
State and political subdivisions	—	—	140	5.00	2,102	4.23	5,493	3.90	7,735	4.09
Mortgage-backed securities	10	5.70	22	8.43	1,432	5.81	44,879	5.55	46,343	5.56
Corporate debt securities	—	—	—	—	—	—	4,497	6.51	4,497	6.51
Total	$10	5.70%	$3,249	5.49%	$23,796	5.96%	$78,100	5.80%	$105,155	5.83%

Deposits. Deposit accounts, primarily obtained from individuals and businesses within our local market area, are our primary source of funds for lending and investment. Our deposit accounts are comprised of non-interest-bearing accounts, interest-bearing savings accounts, checking accounts, money market accounts and certificates of deposit.  During the year ended December 31, 2007, our deposits decreased by $6.8 million, or 3.8%, primarily as a result of customers withdrawing funds in order to exercise their subscription rights to acquire shares of First Advantage Bancorp common stock in the Company’s subscription offering, which was completed on November 29, 2007.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31
	2007	2006	2005
	(In thousands)
Non-interest bearing checking accounts	$10,490	$9,620	$14,362
Interest bearing accounts:
Savings	17,913	12,457	14,420
Checking	27,249	26,759	30,789
Money market	23,957	30,278	24,595
Certificates of deposit	90,245	97,495	86,974
Total	$169,854	$176,609	$171,140

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2007.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
At December 31, 2007	(In thousands)
Three months or less	$9,612
Over three through six months	7,484
Over six through twelve months	10,286
Over twelve months	3,725
Total	$31,107

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
0.00 - 1.00%	$5	$5	$55
1.01 - 2.00%	-	282	11,329
2.01 - 3.00%	1,782	3,949	26,829
3.01 - 4.00%	14,125	22,908	38,213
4.01 - 5.00%	27,410	34,791	9,428
5.01 - 6.00%	46,923	35,560	1,120
Total	$90,245	$97,495	$86,974

The following table sets forth the amount and maturities of time deposits at December 31, 2007.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$-	$-	$5	$-	$5	0.0%
1.01 - 2.00%	-	-	-	-	-	-
2.01 - 3.00%	1,637	140	5	-	1,782	2.0
3.01 - 4.00%	12,817	1,088	220	-	14,125	15.6
4.01 - 5.00%	19,469	7,108	481	352	27,410	30.4
5.01 - 6.00%	41,518	5,108	-	297	46,923	52.0
Total	$75,441	$13,444	$711	$649	$90,245	100.00%

Borrowings. We use borrowings from the Federal Home Loan Bank of Cincinnati to supplement our supply of funds for loans and investments.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum amount of FHLB advances outstanding at any month-end during period	$4,000	$15,655	$12,200
Average FHLB advances outstanding during period	414	5,264	12,180
Weighted average interest rate during period	5.07%	7.48%	4.90%
Balance outstanding at end of period	$—	$—	$12,159
Weighted average interest rate at end of period	—%	—%	4.92%

To a lesser degree we also use repurchase agreements and federal funds purchased to supplement our supply of funds for loans and investments.

Results of Operations for the Years Ended December 31, 2007 and 2006

Overview.

Net income decreased $880,000, or 140.8%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  During 2007 we took a credit of $364,000 against the provision for loan losses, which was $372,000 less than the credit taken in 2006.  In 2007 we also realized losses of $589,000 on sales and write-downs of available for sale securities, compared to a loss of $1,000 in 2006 and total non-interest expense increased by $535,000 to $10.1 million in 2007.  These items were partially offset by a decrease of $592,000 in the provision for income taxes for 2007.

Net Interest Income.

Net interest income remained virtually unchanged for 2007 at $7.2 million, compared to $7.3 million for the year ended December 31, 2006.  Total interest income increased by $847,000, or 6.8%, to $13.3 million for the year ended December 31, 2007, as interest income on loans decreased while interest income on securities increased and interest income on interest-bearing demand deposits and other interest-bearing assets decreased.  Interest income on loans decreased by 3.9% to $7.5 million due to lower average balances while the average yield increased by 13 basis points.  Interest income on investment securities increased by 35.0% to $5.2 million, primarily due to an increase in average balances, as funds were deployed from increased average deposit balances and proceeds from the Company’s stock offering.

Total interest expense increased by $863,000, or 16.7%, to $6.0 million for the year ended December 31, 2007, due primarily to a 56 basis point increase in average deposit costs, while average interest bearing deposits increased $8.9 million.  Average Federal Home Loan Bank and other borrowings decreased by $4.5 million, or 86.0%, as long-term advances were paid off during 2006.

Average Balances and Yields.

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were calculated using average monthly balances for 2006. Full year average daily balances were not available for 2006 due to our systems conversion in the first quarter.  We believe the use of these average monthly balances for 2006, rather than daily balances, are representative of our operations. Average daily balances were used for 2007.  Nonaccrual loans are included in average balances only. Loan fees and late charges are included in interest income on loans and are not material.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning demand deposits	$5,675	$293	5.16%	$13,811	$529	3.83%	$25,661	$563	2.19%
Loans	104,835	7,537	7.19	111,101	7,839	7.06	133,612	8,689	6.50
Investment securities	94,586	5,234	5.53	72,512	3,876	5.35	57,191	3,281	5.74
Other interest-earning assets	4,799	189	3.94	3,986	162	4.06	3,721	186	5.00
Total interest -earning assets	209,895	13,253	6.31	201,410	12,406	6.16	220,185	12,719	5.78
Noninterest-earning assets	10,606			10,573			6,843
Total assets	$220,501			$211,983			$227,028
Liabilities and equity:
Total interest-bearing deposits	$168,733	$5,980	3.54	$159,867	$4,759	2.98	$164,639	$3,382	2.05
FHLB advances and other borrowings	736	36	4.89	5,264	394	7.48	12,180	597	4.90
Total interest-bearing liabilities	169,469	6,016	3.55	165,131	5,153	3.12	176,819	3,979	2.25
Noninterest-bearing demand accounts	11,947			9,430			11,361
Other noninterest-bearing liabilities	2,332			4,609			5,686
Total liabilities	183,748			179,170			193,866
Total equity	36,753			32,813			33,162
Total liabilities and equity	$220,501			$211,983			$227,028
Net interest income		$7,237			$7,253			$8,740
Interest rate spread			2.76%			3.04%			3.53%
Net interest margin			3.45%			3.60%			3.97%
Average interest-earning assets to average interest-bearing liabilities			123.85%			121.97%			124.53%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the absolute dollar amounts of change in each.

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Interest-bearing deposits	$(575)	$339	$(236)	$(334)	$300	$(34)
Loans receivable	(450)	148	(302)	(1,547)	697	(850)
Investment securities	1,223	135	1,358	830	(235)	595
Other interest-earning assets	32	(5)	27	12	(36)	(24)
Total interest-earning assets	230	617	847	(1,039)	726	(313)
Interest expense:
Deposits	288	933	1,221	(102)	1,479	1,377
FHLB advances and other borrowings	(255)	(103)	(358)	(431)	228	(203)
Total interest-bearing liabilities	33	830	863	(533)	1,707	1,174
Net increase (decrease) in interest income	$197	$(213)	$(16)	$(506)	$(981)	$(1,487)

Provision for Loan Losses.

The credit to the provision for loan losses was $364,000 in 2007 compared to $736,000 in 2006.  The decline in the credit to the provision for loan losses primarily reflects the decrease in classified loans from $11.0 million at December 31, 2006 to $2.0 million at December 31, 2007.  Management was successful in reducing the classified loans through pay-offs by customers, refinancing by other financial institutions, selling loans through an auction process and foreclosing on loans and selling collateral assets with minimal realized losses.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income.  The following table shows the components of non-interest income for the years ended December 31, 2007 and 2006.

	2007	2006	%Change 2007/2006
	(Dollars in thousands)
Customer service and other fees	$1,098	$1,081	1.6%
Loan servicing and other fees	184	164	12.2
Net gain on loan sales	828	673	23.0
Net gain on sales of other real estate owned	10	55	(81.8)
Net realized (losses) gains on available-for-sale securities	(307)	(1)	(308.0)
Other-than-temporary impairment on available-for-sale securities	(282)	-	(100.0)
Commissions on insurance and brokerage	421	392	7.4
Net gain (loss) on premises and equipment	18	24	(25.0)
Other	17	148	(88.5)
Total	$1,987	$2,536	(21.6)%

During the year ended December 31, 2007, total non-interest income decreased $549,000, or 21.6%, due primarily to the increase in net realized losses on available-for-sale securities and the decrease in other income, which were partially offset by increases in net gains on loan sales and sales of real estate owned and commissions on insurance and brokerage. The increase in net realized losses on available-for-sale securities was primarily the result of two events.  First, we realized a net loss of $307,000 on sales of available-for-sale securities during the second quarter of 2007, which was a result of selling lower yielding securities, with a carrying value of $20.6 million, and purchased higher yielding securities in the amount of $20.4 million to increase portfolio yield.  Second, during the fourth quarter of 2007 we took a non-cash charge of $282,000 for other-than-temporary impairment of securities which was directly related to $2.4 million of Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae) preferred stock that is held in the Bank’s securities portfolio. During the fourth quarter, Freddie Mac and Fannie Mae went to the markets with new preferred share offerings carrying higher dividend rates that appear to have caused the market prices of the other Freddie Mac and Fannie Mae preferred stock issues, including the issue held by the Bank, to decrease in current market value. Due to this sudden drop in value and the uncertainty of future market conditions surrounding Freddie Mac and Fannie Mae, management determined that this decrease is other-than-temporary and felt it was appropriate to recognize the non-cash charge in the fourth quarter of 2007.

The decrease in other income in 2007 was due to gains realized in 2006 of about $55,000 on other real estate owned and about $74,000 from the remaining settlement related to the sale of Intrieve stock to Harland Financial Solutions.  Intrieve, Inc., our previous data processor, was acquired in 2005 by Harland Financial Solutions, resulting in a gain on sale of the stock.  The increase in net gains on loan sales and sales of real estate owned was the result of increased loan origination volume in 2007 compared to 2006.  The increase in commissions on insurance and brokerage was the result of increased brokerage activity in 2007.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	%Change 2007/2006
	(Dollars in thousands)
Salaries and employee benefits	$5,533	$4,622	19.7%
Net occupancy expense	635	570	11.4
Equipment expense	499	362	37.8
Data processing fees	688	1,135	(39.4)
Professional fees	502	791	(36.5)
Marketing expense	305	384	(20.6)
Office expense	289	325	(11.1)
Loss on foreclosed assets, net	20	—	100.0
Insurance expense	99	150	(34.0)
Mortgage loan outsourced servicing	177	150	18.0
Other	1,313	1,036	26.7
Total	$10,060	$9,525	5.6%

Non-interest expense increased $535,000, or 5.6%, to $10.1 million for the twelve months ended December 31, 2007 from $9.5 million for the comparable period of 2006, primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense, other expenses and net losses on foreclosed assets, which were partially offset by declines in data processing fees, professional fees and marketing expense.  The increase of $911,000, or 19.7%, in salaries and employee benefits was mostly related to $268,000 in expenses for a deferred incentive compensation plan which was implemented in January 2007, taking a full year of ESOP expenses, totaling $226,000, in December 2007, increased employee training costs related to a new customer service training program and higher commissions and payroll taxes related to increased mortgage loan and brokerage sales and salaries.

The increase in net occupancy expense of $65,000, or 11.4%, was due primarily to building repairs and maintenance related to improvements at our St. Bethlehem and North Clarksville branches.  The increase of $137,000, or 37.8%, in equipment expense was primarily related to higher depreciation related to our new headquarters building which was occupied in mid-2006 and the new Tradewinds branch that opened in October 2007 and expenses incurred to rent a trailer for a temporary office while the Tradewinds branch was being razed and re-built.  Other expense increased by $277,000, or 26.7%, mainly due to higher state franchise tax expense due to our increased capital position and an accrual for IRS interest expense related to amended, prior year tax returns.  We also recorded a net loss on foreclosed assets of $20,000 for 2007 compared to no recorded losses on foreclosed assets for 2006.

The decrease of $447,000, or 39.4%, in data processing fees was the result of systems conversion expenses paid in 2006 related to the first quarter conversion of all core data processing systems.  Professional fees declined $289,000, or 36.5%, in 2007 due to increased fees paid in 2006 for legal, accounting and consulting fees related to the Bank’s mutual to stock conversion and the Company’s related stock offering.  Marketing expenses declined in 2007 by $79,000, or 20.6%, due primarily to a television advertising campaign that was completed in 2006.

Provision for Income Taxes.

The provision for income taxes decreased from $375,000 in 2006 to a credit of $217,000 in 2007 primarily as a result of lower income before taxes in 2007.  The effective tax rate for 2007 was 46.2%, compared to 37.5% for 2006.  The increase in effective tax rate reflects the impact our net loss for the year combined with increased tax exempt income.

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis.  Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status.  When the loan becomes 15 days past due, a late notice is sent to the borrower.  When the loan becomes 30 days past due, a more formal letter is sent. Between 15 and 30 days past due, telephone calls are also made to the borrower. After 30 days, we regard the borrower as in default.  At 60 days delinquent, the borrower may be sent a letter from our attorney and we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.  Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan.  Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets.  We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.  Subsequent interest payments are applied to the outstanding principal balance.

The following table provides information with respect to our nonperforming assets at the dates indicated. We had no troubled debt restructurings at any of the dates indicated and impaired loans were approximately $565,000 at December 31, 2007.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$613	$420	$112	$161	$699
Multifamily and nonresidential	—	3,888	2,206	1,213	80
Construction	184	—	—	104	171
Land	—	—	—	—	187
Consumer	30	—	194	241	1,082
Commercial	9	12	341	752	589
Total	836	4,320	2,853	2,471	2,808
Accruing loans past due 90 days or more:
One-to-four family	—	—	—	—	—
Multi-family and nonresidential	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	—	—	—	—	—
Total	—	—	—	—	—
Total of non-accrual and 90 days or more past due loans	836	4,320	2,853	2,471	2,808
Real estate owned	—	946	519	3,178	3,424
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$836	$5,266	$3,372	$5,649	$6,232
Total nonperforming loans to total loans	0.71%	4.29%	2.31%	1.76%	2.02%
Total nonperforming loans to total assets	0.33%	2.02%	1.29%	1.04%	1.17%
Total nonperforming assets to total assets	0.33%	2.47%	1.53%	2.37%	2.59%

The decrease in non-performing loans from December 31, 2006 to December 31, 2007 was attributable to the pay-off of two large multifamily and non-residential credits which had been classified as non-accrual at the beginning of 2007.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2007	2006
	(In thousands)
Special mention assets	$264	$2,437
Substandard assets	1,487	7,110
Doubtful assets	211	1,474
Loss assets	—	—
Total classified assets	$1,962	$11,021

Classified assets includes loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Analysis and Determination of the Allowance for Loan Losses.

In 2006, management reviewed the existing policy on allowance for loan losses and updated it to ensure compliance with U.S. generally accepted accounting principles and with all regulatory guidance, including the most recent Interagency Policy Statement on the Allowance for Loan and Lease Losses. In December 2007, the Bank’s board of directors approved a new loan policy for the Bank, effective on January 1, 2008, which incorporates the policy on allowance for loan losses.  The new policy is consistent with the prior policy as it relates to the allowance for loan losses.  A description of the procedures for determining the allowance for loan losses is discussed in detail below.

The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio and represents management’s best estimate of known and inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectibility. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The recommendations for increases or decreases to the allowance are presented by management to the Board of Directors.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Management estimates a range of losses and then makes its best estimate of potential credit losses within that range. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Problem Loans. We establish an allowance on certain identified problem loans based on such factors as: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost and timing to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not currently classified in order to recognize the inherent losses associated with lending activities. This general valuation allowance is determined through two steps. First, we estimate potential losses on the portfolio by analyzing historical losses for each loan category. Second, we look at additional significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures; international, national, regional and local economic conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management; changes in the volume of past dues, non-accruals and classified assets; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; concentrations of credit, and other factors.

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans for which management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

At December 31, 2007, our allowance for loan losses represented 1.3% of total gross loans and 180.6% of nonperforming loans.  At December 31, 2006, our allowance for loan losses represented 2.0% of total gross loans and 46.9% of nonperforming loans. The allowance for loan losses decreased $0.5 million to $1.5 million at December 31, 2007 from $2.0 million at December 31, 2006 primarily due to taking a credit for loan loss provision of $425,000 during the second half of 2007.  The $425,000 reversal of provision for loan losses was primarily based on a decrease of $9.1 million in classified assets between December 31, 2006 and December 31, 2007.  The significant decrease in classified assets was accomplished with relatively minor losses as net charge-offs for the year were $151,000.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2007			2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One-to-four family	$185	12.3%	26.9%	$197	9.7%	34.8%	$355	11.2%	29.7%
Multi-family and nonresidential	870	57.6	27.4	1,410	69.7	34.2	2,194	69.5	32.7
Construction	42	2.8	17.6	32	1.6	15.0	42	1.3	15.8
Land	40	2.6	9.8	38	1.9	6.9	27	0.9	5.8
Consumer	75	5.0	8.6	254	12.5	7.4	190	6.0	12.1
Commercial	298	19.7	9.7	94	4.6	1.7	349	11.1	3.9
Total allowance for loan losses	$1,510	100.0%	100.0%	$2,025	100.0%	100.0%	$3,157	100.0%	100.0%

	At December 31,
	2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One-to-four family	$426	13.4%	26.7%	$533	16.8%	21.9%
Multi-family	2,134	67.0	33.0	1,846	58.1	34.9
Construction	—	—	16.2	—	—	16.9
Land	75	2.4	6.2	351	11.1	5.8
Consumer	107	3.4	14.1	136	4.3	17.0
Commercial	438	13.8	3.8	309	9.7	3.5
Total allowance for loan losses	$3,180	100.0%	100.0%	$3,175	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of Thrift Supervision, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of Thrift Supervision may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Allowance for loan losses at beginning of period	$2,025	$3,157	$3,180	$3,175	$4,802
(Credit) Provision for loan losses	(364)	(736)	91	89	558
Charge offs:
One-to-four family	50	7	19	1	1,214
Multi-family and nonresidential	108	145	152	—	1,102
Construction	—	—	—	—	—
Land	—	23	—	—	—
Consumer	85	204	110	105	210
Commercial	—	348	124	—	151
Total charge-offs	243	727	405	106	2,677
Recoveries:
One-to-four family	13	5	232	7	41
Multi-family and nonresidential	—	87	2	—	450
Construction	—	—	—	—	—
Land	10	—	—	—	—
Consumer	24	42	50	15	1
Commercial	45	197	7	—	—
Total recoveries	92	331	291	22	492
Net charge-offs	151	396	114	84	2,185
Allowance for loan losses at end of period	$1,510	$2,025	$3,157	$3,180	$3,175
Allowance for loan losses to non-performing loans	180.62%	46.88%	110.66%	128.69%	113.07%
Allowance for loan losses to total loans outstanding at the end of the period	1.28%	2.01%	2.56%	2.26%	2.28%
Net charge-offs to average loans outstanding during the year	0.14%	0.36%	0.09%	0.06%	1.41%

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Cincinnati, repurchase agreements and federal funds purchased. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2007, cash and cash equivalents totaled $9.1 million.  Securities classified as available-for-sale, amounting to $112.8 million at December 31, 2007, provide additional sources of liquidity.  In addition, at December 31, 2007, we had the ability to borrow a total of approximately $24.7 million from the Federal Home Loan Bank of Cincinnati.  At December 31, 2007, we had no Federal Home Loan Bank advances outstanding.

At December 31, 2007, we had $34.3 million in loan commitments outstanding, $25.5 million in unused commercial lines of credit (including unadvanced portions of construction loans) and $8.8 million in unused open-end consumer lines of credit. Certificates of deposit due within one year of December 31, 2007 totaled $75.4 million, or 83.6% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2007

(Dollars in thousands)
	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Total
Deposits without stated maturity	$79,609	$—	$—	$—	$79,609
Certificates of deposit	75,441	14,155	649	—	90,245
Operating leases	46	88	54	11	199
Director deferred compensation agreements	76	151	99	--	326
Deferred compensation plan	183	212	182	358	935
Employment agreements	748	1,434	—	—	2,182
Purchase obligations	1,092	1,408	1,392	116	4,008
Total contractual obligations	$157,195	$17,448	$2,376	$485	$177,504

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007 and 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and note 14 to the consolidated financial statements beginning on page F-1 of this annual report.

The net proceeds of our stock offering initially increased our consolidated equity by $51.2 million.  The capital from the offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan pending its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 19 to the consolidated financial statements beginning on page F-1 of this annual report.

For the year ended December 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 2 to the consolidated financial statements beginning on page F-1 of this annual report.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this annual report have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

The Bank manages the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings.  To reduce the potential volatility of earnings, the Bank has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  The Bank’s strategy for managing interest rate risk emphasizes:  adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated one-to-four family residential real estate loans.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

The Bank has an Asset/Liability Committee, which includes members of management approved by the Board of Directors, to communicate, coordinate and control all aspects involving asset/liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

The goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Net Portfolio Value Analysis

The Bank uses a net portfolio value analysis prepared by the Office of Thrift Supervision to review the level of the Bank’s interest rate risk.  This analysis measures interest rate risk by capturing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

The following table, which is based on information that the Bank provided to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at December 31, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps the Bank might take to counteract that change.

	Net Portfolio Value (Dollars in thousands			Net Portfolio Value as a % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$53,532	$(12,375)	(19)%	21.23%	(344	)bp
+200	58,959	(6,948)	(11)	22.82	(185	)bp
+100	63,205	(2,702)	(4)	23.99	( 68	)bp
+ 50	64,448	(1,459)	(2)	24.31	( 37	)bp
0	65,907	--	--	24.68	--
- 50	66,666	759	1	24.84	17	bp
-100	67,227	1,320	2	24.95	27	bp
-200	67,931	2,024	3	25.04	36	bp

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk.  These assumptions relate to interest rates, loan repayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis over the life of the asset.  Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.  Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans and mortgage-backed securities held by the Bank, rising or falling interest rates have a significant impact on the prepayment speeds of the Bank’s earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  The Bank’s asset sensitivity would be reduced if repayments slow and vice versa.  While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 28, 2006, First Federal Savings Bank dismissed Stone, Rudolph & Henry, PLC and engaged BKD, LLP to audit the consolidated financial statements of First Federal Savings Bank as of December 31, 2006 and 2005 and for each year in the three-year period ended December 31, 2006.  The engagement of BKD, LLP was approved by the Audit Committee of the board of directors.  Before its engagement, First Federal Savings Bank did not consult BKD, LLP regarding either (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on First Federal Savings Bank’s financial statements; or (ii) on any matter that was the subject of a disagreement with its former accountants or on any matter that was a reportable event.

Stone, Rudolph & Henry, PLC’s report on the consolidated financial statements of First Federal Savings Bank as of December 31, 2005 and 2004 and for each year in the two-year period ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

At the time of dismissal, there had not been any disagreement with Stone, Rudolph & Henry, PLC and First Federal Savings Bank with respect to the consolidated financial statements for December 31, 2005 or 2004 or during the subsequent period through the date of the dismissal of Stone, Rudolph & Henry, PLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Stone, Rudolph & Henry, PLC, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.  Stone, Rudolph & Henry, PLC has furnished a letter addressed to the Securities and Exchange Commission that was included as an exhibit to the Company’s Registration Statement on Form S-1, initially filed with the Securities and Exchange Commission on July 10, 2007, stating its agreement with the statements made in this Item 9.

Item 9A(T).	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”):  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

Item 9B.                 OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of First Advantage Bancorp and First Federal Savings Bank are each comprised of nine (9) persons who are elected for terms of three (3) years, approximately one-third of whom are elected annually.  The same individuals comprise the boards of directors of First Advantage Bancorp and First Federal Savings Bank.

All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Messrs. Bradley and Halliburton, whom we employ as executive officers, and William H. Orgain.  In determining the independence of directors, the board of directors considered the various deposit, loan and other relationships that each director has with First Federal Savings Bank, including the fact that Mr. Robert E. Durrett, III is one of First Federal Savings Bank’s largest borrowers, in addition to the transactions disclosed under Item 13 to this Annual Report on Form 10-K, but determined in each case that these relationships did not interfere with their exercise of independent judgment in carrying out their responsibilities as a director.

Information regarding the directors is provided below.  Unless otherwise stated, each person has held his or her current occupation for the last five (5) years.  Ages presented are as of December 31, 2007.  The starting year of service as director relates to service on the board of directors of First Federal Savings Bank.

William G. Beach is the President of Beach Oil Co., a retail fuels company.  Age 51.  Director since 2006.

Earl O. Bradley, III is the Chief Executive Officer of First Federal Savings Bank and First Advantage Bancorp.  Mr. Bradley joined First Federal Savings Bank in 2005.  Mr. Bradley has served as the Chairman and Chief Executive Officer of MAP Industries, Inc. (d/b/a OEM Tube Assemblies), a manufacturing company, since 2002.  Previously, Mr. Bradley served as a regional president of Old National Bank (which acquired Heritage Bank) from 1988 to 2001.  Age 52.  Director since 2005.

Dr. Vernon M. Carrigan is a physician and medical director with the Premier Medical Group.  Age 56.  Director since 1999.

Robert E. Durrett, III is the owner of Durrett Construction.  Age 51.  Director since 2007.

John T. Halliburton is the President of First Federal Savings Bank and First Advantage Bancorp.  Mr. Halliburton joined First Federal Savings Bank in 2005.  Before joining First Federal Savings Bank, Mr. Halliburton served as a commercial lending officer at Old National Bank (which acquired Heritage Bank) from 1988 to 2005.  Age 60.  Director since 2005.

William Lawson Mabry serves as Chairman of the Board and is a self-employed real estate sales broker.  Age 52.  Director since 2006.

William H. Orgain is the President and co-owner of Orgain Building Supply.  Age 51.  Director since 2007.

Michael E. Wallace is a certified public accountant and has been a principal with Weatherspoon//Lowe//Wallace, PC, an accounting firm, since 2004.  From 2002 to 2004, Mr. Wallace was a managing partner with the accounting firm of Wallace & Cave, CPA’s.  Age 33.  Director since 2006.

David L. Watson has been the owner of Watson Construction, a consulting and management company, since 2005.  Mr. Watson served as a District President for Old National Bank (which acquired Heritage Bank) from 1994 to 2005.  Age 65.  Director since 2006.

Executive Officers

The following sets forth information with respect to the executive officers of the Company.

Name	Position
Earl O. Bradley, III	Chief Executive Officer
John T. Halliburton	President
Patrick C. Greenwell	Chief Financial Officer and Corporate Secretary

Since the formation of First Advantage Bancorp, none of the Company’s executive officers, directors or other personnel have received remuneration from First Advantage Bancorp.

The executive officers of First Federal Savings Bank are elected annually by the board of directors and serve at the board’s discretion.  The executive officers of First Federal Savings Bank are:

Name	Position
Earl O. Bradley, III	Chief Executive Officer
John T. Halliburton	President
Patrick C. Greenwell	Chief Financial Officer and Corporate Secretary
Franklin G. Wallace	Chief Information Officer
Jon R. Clouser	Chief Lending Officer

Below is information regarding our executive officers who are not also directors.  Each executive officer has held his current position for at least five years, unless otherwise stated.  Ages presented are as of December 31, 2007.

Patrick C. Greenwell has been Chief Financial Officer of First Federal Savings Bank since 2005.  Before joining First Federal Savings Bank, Mr. Greenwell was Senior Vice President, Information Systems with Wachovia Bank.  Age 49.

Franklin G. Wallace has served as the Chief Information Officer of First Federal Savings Bank since 2005.  Before joining First Federal Savings Bank, Mr. Wallace was a Senior Vice President at Old National Bank (formerly Heritage Bank).  Age 56.

Jon R. Clouser has served as the Chief Lending Officer of First Federal Savings Bank since March 2007.  From March 2003 to March 2007, Mr. Clouser was an Executive Vice President of Cumberland Bank and Trust.  Mr. Clouser also served as a Senior Vice President of Old National Bank (formerly Heritage Bank) from 1990 to March 2003.  Age 53.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated under the Exchange Act, the Company’s officers, directors and persons who own more than 10% of the outstanding shares of the Company’s common Stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such common stock (collectively, “Reports”), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended December 31, 2007, all of the Reporting Persons complied with these reporting requirements.

Code of Ethics

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees.  A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.firstfederalsb.com.

Corporate Governance

The Audit Committee of the Company’s board of directors is responsible for providing oversight relating to our consolidated financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the board.  The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence.  The Audit Committee consists of Michael E. Wallace (Chairman), William G. Beach, Vernon M. Carrigan and David L. Watson.  Each member of the Audit Committee is independent in accordance with the listing standards of the Nasdaq Stock Market.  The Company’s board of directors has designated Michael E. Wallace as an audit committee financial expert under the rules of the Securities and Exchange Commission.

Item 11.                  EXECUTIVE COMPENSATION

Summary Compensation Table

The following information is furnished for the principal executive officer and the next two most highly compensated executive officers of the Company whose total compensation for the year ended December 31, 2007 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(1)	Total ($)
Earl O. Bradley, III Chief Executive Officer	2007 2006	$185,400 180,000	$81,000 80,000	$25,512 13,537	$280,485 273,537
Patrick C. Greenwell Chief Financial Officer	2007 2006	175,100 170,000	76,500 76,000	23,010 9,262	263,183 255,262
John T. Halliburton President	2007 2006	154,500 150,000	67,500 67,500	22,552 10,429	233,210 227,929
  _________________________________________________________
(1)	Details of the amounts reported in the “All Other Compensation” column for fiscal 2007 are provided in the table below:
	Mr. Bradley	Mr. Greenwell	Mr. Halliburton
Employer contributions to 401(k) plan	$ 7,992	$ 6,950	$ 6,660
ESOP allocation	12,636	12,636	12,467
Perquisites	—(a)	—(a)	—(a)
(a)	Did not exceed $10,000.

Employment Agreements

First Advantage Bancorp and First Federal Savings Bank have entered into separate employment agreements with Earl O. Bradley, III, John T. Halliburton and Patrick C. Greenwell (each an “executive” and, collectively, the “executives”).  Our continued success depends to a significant degree on the skills and competence of these executives, and the employment agreements are intended to ensure that we maintain a stable management base.  Under the agreements, which were executed on November 30, 2007 and have essentially identical provisions, First Advantage Bancorp will make any payments not made by First Federal Savings Bank under its agreements with the executives, but the executives will not receive any duplicate payments.

The employment agreements each provide for three-year terms, subject to annual renewal by the Board of Directors for an additional year beyond the then-current expiration date.  The initial base salaries under the agreements are $185,400 for Mr. Bradley, $154,500 for Mr. Halliburton and $175,100 for Mr. Greenwell.  The agreements also provide for participation in employee benefit plans and programs maintained for the benefit of senior management personnel, including discretionary bonuses, participation in stock-based benefit plans and certain fringe benefits as described in the agreements.  See “Potential Post-Termination Benefits” for a discussion of the benefits and payments the executives may receive upon termination of employment.

Pension Benefits

We do not currently maintain a defined benefit pension plan.

Retirement Benefit Plans

401(k) and Profit Sharing Plan.  First Federal Savings Bank maintains the First Federal Savings Bank 401(k) and Profit Sharing Plan, a tax-qualified defined contribution plan, for all employees of First Federal Savings Bank who satisfy the plan’s eligibility requirements.  The 401(k) plan is a tax-qualified defined contribution retirement plan.  Participants become eligible to participate in the plan on the January 1st or July 1st that coincides with or next follows their attainment of age 21 and completion of six months of service.  Eligible employees may contribute up to 100% of their compensation to the plan on a pre-tax basis, subject to limitations imposed by the Internal Revenue Code of 1986, as amended.  For 2007, the salary deferral contribution limit was $15,500; provided, however, that participants over age 50 could contribute an additional $5,000 to the plan.  Participants are always 100% vested in their salary deferral contributions.  In addition to salary deferral contributions, the plan provides that we can make discretionary matching contributions and profit sharing contributions to the accounts of plan participants. During the 2007 plan year, we made matching contributions to the plan on behalf of each participant in an amount equal to 100% of the first 3% of the salary deferral contributions made by each participant to the plan.  Participants vest in their employer matching contributions at the rate of 20% per year, becoming 100% vested upon the completion of five years of service or upon their death, termination of employment due to a disability or attainment of age 65.

Employee Stock Ownership Plan.  First Federal Savings Bank maintains an employee stock ownership plan for its eligible employees.  Employees are eligible to participate in the plan upon the attainment of age 21 and the completion of 1,000 hours of service during an eligibility computation period.  Plan participants vest in their account balances over a six year period, however participants become 100% vested upon death, disability or a change in control.  Generally, the plan provides for a distribution of a participant’s vested interest upon termination of service.  See “Potential Post-Termination Benefits” for a discussion of the change in control benefits provided under the employee stock ownership plan.

Nonqualified Deferred Compensation

The following table provides information with respect to each deferred compensation plan in which the named executive officers participated in 2007.

Name	Plan Name	Registrant Contributions in Last FY ($)	Aggregate Earnings in 2007 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Earl O. Bradley, III	Executive Deferred Incentive Plan Stock-Based Deferral Plan	$248,000 —	— —	— —	$248,000 —

Patrick C. Greenwell	Executive Deferred Incentive Plan Stock-Based Deferral Plan	232,500 —	— —	— —	232,500 —

John T. Halliburton	Executive Deferred Incentive Plan Stock-Based Deferral Plan	217,000 —	— —	— —	217,000 —

Executive Deferred Incentive Plan. Federal Savings Bank maintains an Executive Deferred Incentive Plan that provides for the grant of annual cash deferred incentive awards to individual officers designated by the Board of Directors as participants.  The Board of Directors determined individual award amounts based on the attainment of established criteria; the awards may be expressed as a percentage of the participant’s cash compensation or otherwise, as determined by the Board of Directors.  Awards vest over a three to five year vesting period.  Vesting of awards accelerates only upon the death or disability of a participant or upon a change in control.  Participants receive distributions of their vested awards in a single lump sum payment following a separation from service.  Participants may also elect to receive a lump sum distribution of their vested awards upon a change in control.   See “Potential Post-Termination Benefits” for a discussion of the payments each executive may receive under this plan upon termination of employment.

Nonqualified Deferred Compensation Plan.  First Federal Savings Bank maintains the First Federal Savings Bank Nonqualified Deferred Compensation Plan for certain eligible officers and members of the Board of Directors.  The plan allowed identified participants the option to convert other cash based deferred compensation plan awards to the Nonqualified Deferred Compensation Plan and to purchase stock during the initial public offering in order to invest their deferrals in First Advantage Bancorp common stock.  See “Potential Post-Termination Benefits" for a discussion of the payments each executive may receive under this plan upon termination of employment.

Potential Post-Termination Benefits

Payments Made Upon Termination for Cause. If Earl O. Bradley, III, Patrick C. Greenwell or  John T. Halliburton (collectively referred to in this section on Post-Termination Benefits as the “executives” and individually referred to as an “executive”) is terminated for cause, under the terms of the First Federal Savings Bank and First Advantage Bancorp employment agreements, the executive would receive his base salary through the date of his termination of employment and retain the rights to any vested benefits subject to the terms of the plan or agreement under which those benefits are provided.

 Payments Made Upon Voluntary Termination and Termination Without Cause or for Good Reason.  If First Federal Savings Bank or First Advantage Bancorp terminates an executive’s  employment for reasons other than cause, or if an executive terminates voluntarily under certain circumstances that constitute “good reason” as defined in the executive’s employment agreement, the executive (or his beneficiary should he die prior to receipt of payment) is entitled to a lump sum cash payment equal to the executive’s base salary for the remaining term of the employment agreement, along with continued medical, dental, and life insurance coverage for the remaining term of the agreement.

Payments Made Upon Disability.  Under the executives’ employment agreements, if an executive becomes disabled and his employment is terminated, he will be entitled to disability pay equal to 100% of his bi-weekly base salary in effect at the date of termination.  He would continue to receive disability payments until the earlier of: (i) the date he returns to full employment with us, (ii) his death, (iii) attainment of age 65, or (iv) the date his employment agreement would have terminated had his employment not terminated because of disability.  All disability payments will be reduced by the amount of any disability benefits payable under the First Federal Savings Bank disability plans.

Payments Made Upon Death.  Under the executives’ employment agreements, following an executive’s death, the executive’s estate is entitled to receive the compensation due to the executive through the end of the month in which his death occurs.

Under First Federal Savings Bank’s Stock-Based Deferral Plan and the Executive Deferred Incentive Plan, if an executive dies before the end of the deferral period or after termination of employment but before the distribution of executive’s account balance, the executive’s designated beneficiary or estate will receive the benefits to which the executive was entitled.

Payments Made Upon a Change in Control.  The executives’ employment agreements provide that if during the one year period following a change in control (as defined in the agreements) an executive’s employment is terminated without cause or the executive voluntarily terminates his employment for good reason, the executive will be entitled to a severance payment equal to three (3) times the average of the executive’s annual compensation over the five calendar years preceding the change in control.  For purposes of this calculation, annual compensation is defined as compensation reported in Box 1 of the executive’s Form W-2.  In addition to a cash severance payment, the employment agreements provide that each executive will receive continued medical, dental and life insurance coverage up to 36 months following his termination of employment.  Section 280G of the Internal Revenue Code provides that payments related to a change in control that equal or exceed three (3) times an individual’s “base amount” (defined as average annual taxable compensation over the five preceding calendar years) constitute “excess parachute payments.” Individuals who receive excess parachute payments are subject to a 20% excise tax on the amount that exceeds the base amount, and the employer may not deduct such amounts. The executives’ employment agreements provide that if the total value of the benefits provided and payments made to an executive in connection with a change in control, either under his employment agreement alone or together with other payments and benefits that he has the right to receive from the First Federal Savings Bank or First Advantage Bancorp, exceed three (3) times his base amount (“280G Limit”), his severance payment will be reduced or revised so that the aggregate payments do not exceed his 280G Limit.

Under the terms of the employee stock ownership plan, upon a change in control (as defined in the plan), the plan will terminate and the plan trustee will repay in full any outstanding stock acquisition loan.  After repayment of the acquisition loan, all remaining shares of First Advantage Bancorp common stock held in the loan suspense account, all other stock or securities, and any cash proceeds from the sale or other disposition of any shares of stock held in the loan suspense account will be allocated among the accounts of all participants in the plan who were employed by First Federal Savings Bank on the date immediately preceding the effective date of the change in control.  The allocations of shares or cash proceeds shall be credited to each eligible participant in proportion to the opening balances in their accounts as of the first day of the valuation period in which the change in control occurred.  Payments under the employee stock ownership plan are not categorized as parachute payments and, therefore, do not count towards each executive’s 280G Limit.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of First Advantage Bancorp and First Federal Savings Bank during the 2007 fiscal year.

	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
William G. Beach	$14,500	$703	$15,203
Vernon M. Carrigan	13,800	4,110	17,910
Robert E. Durrett, III (1)	11,200	286	11,486
Price E. Hopson (2)	3,100	5,297	8,397
David William Howard, III(2)	3,100	5,697	8,797
William Lawson Mabry	16,000	702	16,702
William H. Orgain (3)	7,800	70	7,870
Carmen C. Reagan(4)	2,600	4,666	7,266
Thomas Vaughn(5)	3,200	--	3,200
Michael E. Wallace	18,900	303	19,203
David L. Watson	15,300	210	15,510
_________________________________________________
(1)    Appointed to the Company’s and the Bank’s Boards of Directors on February 28, 2007.
(2)    Resigned from the Bank’s Board of Directors on March 1, 2007.
(3)    Appointed to the Company’s and the Bank’s Boards of Directors on June 27, 2007.
(4)    Resigned from the Bank’s Board of Directors on February 6, 2007.
(5)    Appointed to the Bank’s Board of Directors on February 28, 2007, resigned from the Board on June 20, 2007

Cash Retainer and Meeting Fees For Non-Employee Directors.  The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on the Boards of Directors of First Advantage Bancorp and First Federal Savings Bank for their service during 2008.

Annual Retainer	$6,000
Annual Audit Committee Chairperson Additional Retainer	6,000
Fee per Board Meeting	500
Fee per Committee Meeting:
Executive Committee	100
Audit Committee	100
All Other Committees	100

        Directors’ Compensation Agreements. First Federal Savings Bank has entered into four separate Directors’ Compensation Agreements with two former directors, David W. Howard, III and Jack G. Miller.  Under three separate agreements with Mr. Howard, dated January 1, 1981, January 1, 1986 and July 1, 1993, First Federal Savings Bank agreed to provide benefits of $152,160, $249,840 and $210,000, respectively, with each benefit amount payable in 120 monthly installments.  The agreement with Mr. Miller, dated January 1, 1981, provides for a benefit of $144,600, also payable in 120 monthly installments.  Under all three agreements, monthly installment payments commence upon the director’s attainment of age 65, with any remaining amounts payable to the director’s beneficiary following his death.

         1998 Deferred Compensation Plan.  First Federal Savings Bank maintains a Deferred Compensation Plan in order to provide deferred income and retirement benefits to directors and officers designated by First Federal Savings Bank’s Board of Directors as participants.  Under the plan, participants may elect to defer up to 25% of salary and up to 100% of Board fees or cash bonuses into the plan.  First Federal Savings Bank also has credited each participant’s account initially with $1,000 per year of service for each non-employee director and $2,000 per year of service for officers with the title of executive vice president or higher.  Our current executive management team is participating in the Executive Deferred Incentive Plan, discussed above, but is not participating in this plan.  These dollar amounts are credited annually to the accounts of participants who remain in service.  Participants’ accounts are credited with interest based on the rate or return provided by First Federal Savings Bank on one year certificates of deposit.  Participants are 100% vested in their deferred compensation accounts.  The plan currently provides for distributions ranging from a lump sum to a term of up to ten years.  If First Federal Savings Bank becomes insolvent, the assets of the plan are subject to the claims of its creditors until paid to the plan participants and their beneficiaries as set forth in the plan.  The plan was amended in connection with the offering to allow participants to make a one-time election to transfer all or part of their accrued balances into the new Nonqualified Deferred Compensation Plan in order to facilitate the purchase of common stock in the conversion stock offering.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

The following table provides information as of February 29, 2008 about the persons, other than directors and executive officers, known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock.  A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding

First Federal Savings Bank Employee Stock Ownership Plan 1430 Madison Street Clarksville, Tennessee 37040	421,174(1)	8.0% (2)

_______________________________________________
(1)	As of February 29, 2008, 21,059 shares have been allocated to participants’ ESOP accounts.
(2)	Based on 5,264,683 shares of the Company’s common stock outstanding and entitled to vote as of February 29, 2008.

Stock Ownership of Management

The following table provides information about the shares of Company common stock that may be considered to be owned by each director or nominee for director of the Company, by the executive officers named in the Summary Compensation Table and by all directors, nominees for director and executive officers of the Company as a group as of February 29, 2008.  A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.  Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Owned (1)(2)	Percent of Common Stock Outstanding (3)

Directors:
William G. Beach	30,324 (4)	*
Earl O. Bradley, III	50,500 (5)	*
Vernon M. Carrigan	30,325 (6)	*
Robert E. Durrett, III	60,306 (7)	1.15
John T. Halliburton	50,000 (8)	*
William Lawson Mabry	60,334 (9)	1.15
William H. Orgain	60,279 (10)	1.14
Michael E. Wallace	34,347	*
David L. Watson	50,000 (11)	*

Executive Officers:
Patrick C. Greenwell	36,000 (12)	*
Franklin G. Wallace	31,200 (13)	*
Jon R. Clouser	30,000	*

All Directors and Executive Officers as a Group (12 persons)	523,615	9.95%
________________________________________________________________
 *      Represents less than 1% of the Company’s outstanding shares.
(1)
Includes shares held under the First Federal Savings Bank Deferred Compensation Plan as follows:  Mr. Beach—2,324 shares; Mr. Bradley—24,800 shares; Mr. Carrigan—10,325 shares; Mr. Durrett—1,109 shares; Mr. Halliburton—21,700 shares; Mr. Mabry—2,422 shares; Mr. Orgain—666 shares; Mr. Michael Wallace—106 shares; Mr. Greenwell—23,250 shares; Mr. Franklin Wallace—12,400 shares; and Mr. Clouser—10,234 shares.

(2)
Includes shares held under the First Federal Savings Bank 401(k) and Profit Sharing Plan as follows: Mr. Bradley—5,200 shares; Mr. Halliburton—3,105 shares; Mr. Greenwell—4,965 shares; Mr. Franklin Wallace—3,607 shares; and Mr. Clouser—12,896 shares.

(3)	Based on 5,264,683 shares of the Company’s common stock outstanding and entitled to vote as of February 29, 2008.
(4)	Includes 28,000 shares held in an individual retirement account.
(5)	Includes 250 shares held by Mr. Bradley’s daughter and 250 shares held by Mr. Bradley’s spouse as custodian for their daughter.
(6)	Includes 10,000 shares held in an individual retirement account.
(7)
Includes 1,229 shares held in an individual retirement account, 28,428 shares held by Mr. Durrett’s spouse, 1,572 shares held in his spouse’s individual retirement account and 17,000 shares held by Durrett Lands G.P.

(8)	Includes 5,195 shares held in an individual retirement account and 20,000 shares held by Mr. Halliburton’s spouse.
(9)
Includes 27,912 shares held in an individual retirement account, 10,000 shares held in trust for Mr. Mabry’s children, 10,000 shares held by Mr. Mabry’s spouse and 10,000 shares held in his spouse’s individual retirement account.

(10)	Includes 29,613 shares held in an individual retirement account and 30,000 shares held by Mr. Orgain’s spouse.
(11)	Includes 30,000 shares held in an individual retirement account and 20,000 shares held by Mr. Watson’s spouse.
(12)	Includes 7,785 shares held by Mr. Greenwell’s spouse.
(13)	Includes 6,275 shares held in an individual retirement account and 1,200 shares held by Mr. Wallace’s spouse as custodian for their grandchildren.

Changes in Control

Management of First Advantage Bancorp knows of no arrangements, including any pledge by any person or securities of First Advantage Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Loans and Extensions of Credit.  The Sarbanes-Oxley Act of 2002 generally prohibits loans by First Advantage Bancorp to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by First Federal Savings Bank to its executive officers and directors in compliance with federal banking regulations.  Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.  First Federal Savings Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public.  Notwithstanding this rule, federal regulations permit First Federal Savings Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.  First Federal Savings Bank does not sponsor such a program.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of First Federal Savings Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.  See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Associations—Transactions with Related Parties.”

The aggregate outstanding balance of loans extended by First Federal Savings Bank to its executive officers and directors and related parties was $6.5 million at December 31, 2007.  These loans were performing according to their original terms at December 31, 2007.  In addition, these loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to First Federal Savings Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features when made.

Other Transactions.  During the year ended December 31, 2007, we paid Robert E. Durrett, III Construction $168,478 in fees to raze our existing Tradewinds branch and to build a new branch office building on the same site.  Robert E. Durrett, III Construction is owned by Director Robert E. Durrett, III.

Director Independence

All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Messrs. Bradley and Halliburton, whom we employ as executive officers, and William H. Orgain.  In determining the independence of directors, the board of directors considered the various deposit, loan and other relationships that each director has with First Federal Savings Bank, including the fact that Mr. Robert E. Durrett, III is one of First Federal Savings Bank’s largest borrowers, in addition to the transactions disclosed under this Item 13, but determined in each case that these relationships did not interfere with their exercise of independent judgment in carrying out their responsibilities as a director.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company by Stone, Rudolph & Henry, PLC and BKD, LLP for the fiscal years ended December 31, 2007 and 2006:

	2007	2006
Audit fees (1)	$216,428	$325,691
Audit related fees(2)	195,528	47,382
Tax fees (3)	27,211	11,631
All other fees	--	--
________________________________________________________
(1)
Includes professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory filings, including out-of-pocket expenses.  For fiscal 2007, also includes fees related to First Federal Savings Bank’s conversion to the stock form of organization and First Advantage Bancorp’s related initial public offering.  For 2006, consists of fees of $27,326 and $298,365 billed by Stone, Rudolph & Henry, PLC and BKD, LLP, respectively.

(2)
Audit related fees include payments for the review of the stock offering and related documents and out-of-pocket expenses related to the audit of the consolidated financial statements.  For 2006, consists of fees of $1,204 and $46,178 billed by Stone, Rudolph & Henry and BKD, LLP, respectively.

(3)	Consists of tax filing and tax related compliance and other advisory services. For 2006, consists of fees of $8,673 and $2,958 billed by Stone, Rudolph & Henry, PLC and BKD, LLP, respectively.

Pre-Approval of Services by the Independent Auditor

The Company’s Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm.  The Audit Committee will consider annually and approve the provision of audit services by the independent registered public accounting firm and, if appropriate, approve the provision of certain defined audit and non-audit services.  The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members.  The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting.  The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

During the year ended December 31, 2007, all of the audit related fees, tax fees and all other fees set forth above were approved by the Audit Committee.

Item 15.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.           Description

1.1
Purchase and Sale Agreement by and between First Federal Savings Bank and Alan M. Werner, M.D., dated November 21, 2007, relating to the sale of First Federal Savings Bank’s property located at  200 North Second Street, Clarksville, Tennessee

  3.1         Charter of First Advantage Bancorp (1)
  3.2         Bylaws of First Advantage Bancorp (1)
  4.1         Form of Stock Certificate of First Advantage Bancorp (1)
10.1	Employment Agreement by and between First Advantage Bancorp and Earl O. Bradley, III, dated November 29, 2007* (2)
10.2	Employment Agreement by and between First Federal Savings Bank and Earl O. Bradley, III, dated November 29, 2007* (2)
10.3	Employment Agreement by and between First Advantage Bancorp and John T. Halliburton, dated November 29, 2007* (2)
10.4	Employment Agreement by and between First Federal Savings Bank and John T. Halliburton, dated November 29, 2007* (2)
10.5	Employment Agreement by and between First Advantage Bancorp and Patrick C. Greenwell, dated November 29, 2007* (2)
10.6	Employment Agreement by and between First Federal Savings Bank and Patrick C. Greenwell, dated November 29, 2007* (2)
10.7	Employment Agreement by and between First Federal Savings Bank and Franklin G. Wallace, dated November 29, 2007* (2)
10.8	Employment Agreement by and between First Federal Savings Bank and Jon R. Clouser, dated November 29, 2007* (2)
11.1	Statement re: computation of per share earnings (incorporated by reference to financial statements referenced in Item 8 of this Annual Report on Form 10-K).
21.1         Subsidiaries
23.1         Consent of BKD, LLP
31.1         Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2         Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0         Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
_________________________________________________________________________
*	Management contract or compensatory plan, contract or arrangement
(1)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on July 10, 2007.

(2)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

First Advantage Bancorp
Index to Consolidated Financial Statements
December 31, 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Advantage Bancorp, Inc.
Clarksville, Tennessee

We have audited the accompanying consolidated balance sheets of First Advantage Bancorp, Inc. (Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP
BKD, LLP

Louisville, Kentucky
March 17, 2008

First Advantage Bancorp
Consolidated Balance Sheets
(Dollars in Thousands)

Assets
	December 31,
	2007	2006

Cash and due from banks	$3,209	$1,754
Interest-bearing demand deposits	970	5,631
Federal funds sold	4,897	9,364
Cash and cash equivalents	9,076	16,749

Available-for-sale securities, at fair value	112,817	83,519
Loans held for sale	1,867	1,400
Loans, net of allowance for loan losses of $1,510 and $2,025 December 31, 2007 and 2006, respectively	115,959	98,370
Premises and equipment, net	7,136	6,305
Mortgage servicing rights	9	51
Foreclosed assets held for sale	-	946
Other assets held for sale	381	581
Federal Home Loan Bank stock	2,872	2,872
Accrued interest receivable
Loans	578	531
Investments	957	825
Income taxes receivable	1,018	—
Deferred tax asset	—	588
Other assets	733	682

Total assets	$253,403	$213,419

Liabilities and Equity
Deposits
Demand	$10,490	$9,620
Savings, checking and money market	69,119	69,494
Time certificates	90,245	97,495

Total deposits	169,854	176,609

Securities sold under agreement to repurchase	891	—
Federal Home Loan Bank advances	—	—
Deferred income tax	96	—
Income taxes payable	—	1,014
Interest payable and other liabilities	3,057	2,907

Total liabilities	173,898	180,530

Commitments and Contingencies	—	—

Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2007	—	—
Common stock, $0.01 par value 50,000,000 shares authorized, 5,264,683 shares issued and 4,752,251 outstanding at December 31, 2007	53	—
Additional paid in capital	51,596	—
Common stock acquired by benefit plan:
Restricted stock – Rabbi trust	(438)	—
Unallocated common stock held by:
ESOP trust	(4,001)	—
Rabbi trust	(1,073)	—
Retained earnings	32,230	32,485
Accumulated other comprehensive income	1,138	404

Total equity	79,505	32,889
Total liabilities and equity	$253,403	$213,419

See Notes to Consolidated Financial Statements

First Advantage Bancorp
Consolidated Statements of Operations
(Dollars in Thousands)

	December 31,
	2007	2006

Interest and Dividend Income
Loans	$7,537	$7,839
Investment securities	5,234	3,876
Other	482	691
Total interest and dividend income	13,253	12,406

Interest Expense
Deposits	5,980	4,759
Federal Home Loan Bank advances and other borrowings	36	394
Total interest expense	6,016	5,153

Net Interest Income	7,237	7,253

Credit for Loan Losses	(364)	(736)

Net Interest Income After Credit for Loan Losses	7,601	7,989

Noninterest Income
Customer service and other fees	$1,098	$1,081
Loan servicing and other fees	184	164
Net gains on loan sales	828	673
Net gain on sales of other real estate owned	10	55
Net realized loss on sale of available-for-sale securities	(307)	(1)
Other-than-temporary impairment on available-for-sale securities	(282)	—
Commissions on insurance and brokerage	421	392
Net gain on premises and equipment	18	24
Other	17	148
Total noninterest income	1,987	2,536

Noninterest Expense
Salaries and employee benefits	$5,533	$4,622
Net occupancy expense	635	570
Equipment expense	499	362
Data processing fees	688	1,135
Professional fees	502	791
Marketing expense	305	384
Office expense	289	325
Losses on foreclosed assets, net	20	—
Insurance expense	99	150
Mortgage loan outsourced servicing	177	150
Other	1,313	1,036
Total noninterest expense	10,060	9,525

Income (Loss) Before Income Taxes	(472)	1,000

Provision (Credit) for Income Taxes	(217)	375

Net Income (Loss)	$(255)	$625

See Notes to Consolidated Financial Statements

First Advantage Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in Thousands)

					Common	Accumulated
	Common		Additional		Stock	Other	Total
	Stock	Common	Paid-in	Retained	Acquired by	Comprehensive	Stockholder’
	Shares	Stock	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2006				$31,860		$675	$32,535
Comprehensive Income, net of tax:
Net income		-	-	625	-	-	625
Change in unrealized depreciation of available-for-sale securities, net of tax		-	-	-	-	(271)	(271)
Total Comprehensive Income		-	-	-	-	-	354
Balance at December 31, 2006		-	-	$32,485	-	$404	$32,889
Comprehensive Income, net of tax:		-
Net loss		-	-	(255)	-	-	(255)
Change in unrealized appreciation of available-for-sale securities, net of tax
		-	-	-	-	734	734
Total Comprehensive Income		-	-	-	-	-	479
Issuance of common stock for initial public offering net of expense of $1,452	5,264,683	53	51,142	-	-	-	51,195
Shares purchased for First Federal Savings Bank Employee Stock Ownership Plan (ESOP) (421,174 shares)		-	-	-	(4,212)	-	(4,212)
ESOP Shares committed to be allocated 21,059		-	15	-	211	-	226
Initial purchase of restricted stock by Rabbi trust		-	400	-	(1,495)	-	(1,095)
Amortization of unearned compensation for restricted stock Rabbi trust		-	23	-	-	-	23
Additional deferral of compensation for restricted stock Rabbi trust		-	16	-	(16)	-	-
Balance at December 31, 2007	5,264,683	$53	$51,596	$32,230	$(5,512)	$1,138	$79,505

See Notes to Consolidated Financial Statements

First Advantage Bancorp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	December 31,
	2007	2006

Operating Activities
Net income (loss)	$(255)	$625
Items not requiring (providing) cash
Depreciation and amortization	431	355
Credit for loan losses	(364)	(736)
Provision for uncertain tax positions	357	—
Amortization of unearned compensation for restricted stock Rabbi trust	23	—
Amortization (accretion) of premiums and discounts on securities	(123)	14
Amortization of loan-servicing rights	42	82
Deferred income taxes	184	841
ESOP plan expense	226	—
Net realized loss on available-for-sale securities	307	1
Other-than-temporary impairment on available-for-sale securities	282	—
Net realized gain on sale of other real estate owned	(10)	(55)
Federal Home Loan Bank stock dividends	—	(161)
Loss on sale of other assets held for sale	36	—
Gain on sale of premises and equipment	(17)	(24)
Originations of loans held for sale	(36,077)	(27,028)
Proceeds from loans sold	35,610	26,405
Changes in
Other assets and interest receivable	(387)	(469)
Interest payable and other liabilities	(1,483)	(970)

Net cash used in operating activities	(1,218)	(1,120)

Investing Activities
Purchases of available-for-sale securities	(82,678)	(30,060)
Proceeds from maturities of and repayments of available-for-sale securities	30,090	13,436
Proceeds from sales of available-for-sale securities	24,059	500
Proceeds from sales of other stock	—	10
Net change in loans	(17,292)	21,333
Purchase of premises and equipment	(1,314)	(1,807)
Proceeds from sales of premises and equipment	69	204
Purchase of other assets held for sale	(301)	—
Proceeds from sale of other assets	265	—
Proceeds from the sale of foreclosed assets	1,023	782

Net cash (used in) provided by investing activities	(46,079)	4,398

Financing Activities
Net increase (decrease) in demand deposits, money market, checking and savings accounts	495	(5,053)
Net (decrease) increase in certificates of deposit	(7,250)	10,522
Change in repurchase agreement and other short-term borrowings	891	—
Proceeds from Federal Home Loan Bank advances	14,500	16,000
Repayment of Federal Home Loan Bank advances	(14,500)	(28,159)
Net proceeds from initial public offering	51,195	—
ESOP loan	(4,212)	—
Stock purchased by restricted stock Rabbi trust	(1,495)	—

Net cash provided by (used in) financing activities	39,624	(6,690)

Decrease in Cash and Cash Equivalents	(7,673)	(3,412)

Cash and Cash Equivalents, Beginning of Year	16,749	20,161

Cash and Cash Equivalents, End of Year	$9,076	$16,749

Supplemental Cash Flow Information
Interest paid	$6,112	$4,722
Income taxes paid (net of refunds)	$1,273	$(9)
Real estate acquired in settlement of loans	$67	$1,096

See Notes to Consolidated Financial Statements

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

Note 1:	Conversion and Change in Corporate Form

First Advantage Bancorp (the “Company”), a Tennessee corporation, was formed by First Federal Savings Bank (the “Bank”) in June 2007 to become the Bank’s stock holding company upon completion of the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”).  In connection with the Conversion, which was completed on November 29, 2007, the Company issued 5,264,683 shares of common stock, including 421,174 shares acquired by the First Federal Savings Bank Employee Stock Ownership Plan (the “ESOP”), in a subscription offering, raising net proceeds of $51.2 million.  In addition, the Company made a 20-year loan to the ESOP to allow it to purchase shares of the Company’s common stock in the subscription offering.  The Bank has one inactive wholly owned subsidiary, First Financial Mortgage Corp.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The Company was newly organized and owned no assets during any period prior to November 29, 2007.  Therefore, the financial information for any period prior to November 29, 2007 presented in this report is that of the Bank and its subsidiary.

Note 2:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, the Bank.  The Bank is a savings bank primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Clarksville, Tennessee and surrounding areas.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

In the opinion of management, the audited consolidated financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the consolidated financial position as of December 31, 2007 and 2006, and the results of operations and cash flows for the years ended December 31, 2007 and 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank and its wholly owned subsidiary First Financial Mortgage Corporation (collectively referred to as the Company).  All significant intercompany accounts and transactions have been eliminated in consolidation.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Securities

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value.  Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

The Company does not hold any held-to-maturity securities, which would include any security for which the Company has the positive intent and ability to hold until maturity.

If a decline in value of an individual security classified as available-for-sale or held-to-maturity is judged to be other-than-temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in our earnings.

Amortization of premiums and accretion of discounts are recorded as interest income from securities utilizing the level yield method to calculate the monthly amortization and accretions which approximates the interest method.  Realized gains and losses are recorded as net securities gains (losses).  Gains and losses on sales of securities are determined on the specific-identification method.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)
Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and represents management’s best estimate of probable losses inherent in the loan portfolio.  The allowance is based upon management’s periodic review of the uncollectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)
Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation.  Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets which generally range from seven to 40 years for buildings and related components and from three to ten years for furniture, fixtures and equipment.

Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system.  The required investment in the common stock is based on a predetermined formula.  The Bank reports its investment in the FHLB stock at cost.

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives.  Company owned life insurance is recorded at its cash surrender value or the amount that can be realized.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  The amounts included in the financial statements as of December 31, 2007 and 2006, were $-, and $946, respectively.

Revenue and expenses from operations and any additional write-down(s) on the valuation of foreclosed assets are included in net income or expense.  There were no amounts for additional write-downs on foreclosed assets included in the financial statements for the years ended December 31, 2007 and 2006.  Net expenses from operations on foreclosed assets included in the financial statements for the years ended December 31, 2007 and 2006 were $20 and $-, respectively.

Mortgage Servicing Rights

Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values.  Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.  Total mortgage servicing rights were $9 and $51  at December 31, 2007 and 2006, respectively.  Amortization of the mortgage servicing rights against mortgage loan servicing fees received were $42 and $82 for the years ended December 31, 2007 and 2006, respectively.

Impairment of mortgage servicing rights is assessed based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.  No impairment was recognized for the years ended December 31, 2007 and 2006.

Effective January 1, 2007, the Company adopted Statement of Financial Accounting Standard (SFAS) 156.  Management elected to continue to amortize their existing mortgage servicing rights upon adoption of SFAS 156.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)
Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities or an interest in securities were sold.  The fair value of collateral provided to a third party is continually monitored and may require additional collateral.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company files consolidated income tax returns with its subsidiaries.

Employee Stock Ownership Plan (“ESOP”)

The Company also has an employee stock ownership plan (“ESOP”).  This plan is more fully described in Note 16.  Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  As ESOP shares are committed to be released and allocated among the participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.  For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.  ESOP shares that have not been committed to be released are not considered outstanding.  Dividends paid on unallocated shares are used to pay debt service and, at the Company’s discretion, may reduce the Company’s normal contribution.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)
Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes changes in unrealized gains and losses on securities available-for-sale, net of tax effect, which are recognized as a separate component of equity.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Earnings Per Common Share

Basic earnings per share ("EPS") is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of Basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were vested during the period. At December 31, 2007, there were 107,317 antidilutive common stock equivalents. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations as they are committed to be released.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying the provisions of this statement will be recognized as an adjustment to the beginning balance of retained earnings.  The Company adopted the Interpretation on January 1, 2007, as required.  The Company and its subsidiary file a consolidated U. S. Corporation income tax return and a combined unitary return in the state of Tennessee.  The only periods subject to examination for the Company’s federal return are 2004, 2005 and 2006 tax years.  The periods subject to examination for the Company’s state return in Tennessee are all years after 2002.  During 2007 the Company filed amended 2003 income tax returns for the income tax effect of adjustments recorded to previously issued financial statements.  During the quarter ended September 30, 2007 the Company received notice from the Internal Revenue Service (IRS) that $357,000 paid with the 2003 amended return was applied to the Company’s current liability due to expiration of the statute of limitations for 2003.  Therefore, the 2003 amended return was not accepted by the IRS.  The items amended in 2003 may have some continuing affect in subsequent year tax filings and the Company has determined that a FIN 48 liability of $357,000 exists.  Therefore, the amount of $357,000 has increased the Company’s FIN 48 liability.  Management expects that $250,000 of this FIN 48 liability will reverse in the next twelve months as the statute of limitations expires for the 2004 federal tax return.  The Company chose to continue its policy for recording interest related to unrecognized tax benefits and penalties in other noninterest expense.  No penalties or interest were recorded during 2007 for FIN 48 liability, and no such accruals existed as of January 1, 2007.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This statement also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Bank beginning in the first quarter of 2008.  The Company is currently evaluating the potential impact this statement may have on the Bank’s financial position and results of operations, but does not believe the impact of the adoption will be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques.  SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Accordingly, the Company will adopt SFAS 159 in the first quarter of 2008.  The Company is currently evaluating the potential impact this statement may have on its financial position and results of operations, but does not believe the impact of the adoption will be material.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreement.   EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The impact of this statement did not have a material impact on the Company’s financial position or results of operations.

In November 2007, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB No. 109 will have a material impact on the Company’s financial position or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company is currently evaluating the effect, if any, that the adoption of this statement will have on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the effect, if any, that the adoption of this statement will have on our results of operations or financial position.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

Note 3:	Earnings Per Common Share

Basic earnings per share for the three- and twelve-months ended December 31, 2007 has been calculated based on a net loss of $252 from November 30, 2007 through December 31, 2007 (the period during which shares of the Company’s common stock was outstanding) and 4,713,537 weighted average common shares outstanding from November 30, 2007 to December 31, 2007.  The number of shares outstanding for this calculation excludes unallocated ESOP shares and restricted shares related to deferred compensation.  Because the initial public offering was completed on November 29, 2007, per share results for the three- and twelve-months ended December 31, 2007 are not presented, as they would not be meaningful.

Note 4:	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposits for certain correspondent relationships.  The reserve required at December 31, 2007 and 2006, was $887 and $1,090, respectively.

Note 5:	Securities

The amortized cost and approximate fair values of securities as of December 31, 2007 and 2006, are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

December 31, 2007
U.S. Treasury	$4,828	$1,316	$—	$6,144
U.S. Government agencies	40,014	422	—	40,436
U.S. Government agencies preferred securities	7,512	150	—	7,662
Mortgage-backed securities	45,938	426	(21)	46,343
State and political subdivisions	7,718	34	(17)	7,735
Corporate debt securities	4,895	—	(398)	4,497

Total	$110,905	$2,348	$(436)	$112,817

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

December 31, 2006
U.S. Treasury	$4,856	$1,139	$—	$5,995
U.S. Government agencies	45,893	44	(415)	45,522
U.S. Government agencies preferred securities	—	—	—	—
Mortgage-backed securities	21,826	189	(230)	21,785
State and political subdivisions	7,759	12	(63)	7,708
Corporate debt securities	2,507	2	—	2,509

Total	$82,841	$1,386	$(708)	$83,519

The mortgage-backed securities are backed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA).  None of the mortgage-backed securities are privately issued.

The amortized cost and fair value of securities at December 31, 2007 and 2006, by contractual maturity, are shown below.

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  U.S Government agencies preferred securities with a carrying amount of $7,512 and $ - at December 31, 2007 and 2006, respectively, and a fair value of $7,662 and $ -  at December 31, 2007 and 2006, respectively have no maturity date and are excluded from the table.

	December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$—	$—	$2,650	$2,630
One to five years	4,142	4,177	24,785	24,552
Five to 10 years	20,934	22,364	18,191	19,309
After 10 years	32,379	32,271	15,389	15,243

	57,455	58,812	61,015	61,734
Mortgage-backed securities	45,938	46,343	21,826	21,785

Total	$103,393	$105,155	$82,841	$83,519

The carrying value of securities pledged as collateral, to secure public deposits, borrowings and for other purposes, was $23,469 at December 31, 2007, and $16,521 at December 31, 2006.

Gross gains of $31 and $- and gross losses of $338 and $1 resulting from sales of securities were realized for the years ended December 31, 2007, and 2006, respectively.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)
Taxes allocated to investment losses were $135 and $- for the years ended December 31, 2007 and 2006, respectively.

During the fourth quarter of 2007 the Company recorded a charge of $282 for other-than-temporary impairment of securities which was directly related to $2.4 million of Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae) preferred stock that is held in the Bank’s securities portfolio. During the fourth quarter, Freddie Mac and Fannie Mae went to the markets with new preferred share offerings carrying higher dividend rates that appear to have caused the market prices of the other Freddie Mac and Fannie Mae preferred stock issues, including the issue held by the Bank, to decrease in current market value. Due to this sudden drop in value and uncertainty of future market conditions surrounding Freddie Mac and Fannie Mae, management determined that this decrease is other-than-temporary and felt it was appropriate to recognize an impairment charge of $282 in the fourth quarter of 2007.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2007 and 2006, was $8,047 and $57,772, respectively, which was approximately 7% and 69%, respectively, of the Bank’s available-for-sale investment portfolio at those dates.  During 2007 these declines primarily resulted from a recent increase in the interest spread over index required on newly issued trust preferred securities. For 2006, the declines were a result of increases in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and December 31, 2006:

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
Description of	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Securities		Losses		Losses		Losses

Mortgage-backed securities	$586	$(2)	$1,333	$(19)	$1,919	$(21)
State and political subdivisions	347	(2)	1,284	(15)	1,631	(17)
Corporate debt securities	4,497	(398)	—	—	4,497	(398)
Total temporarily impaired securities	$5,430	$(402)	$2,617	$(34)	$8,047	$(436)

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
Description of	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Securities		Losses		Losses		Losses

U.S. Government agencies	$13,637	$(149)	$26,821	$(266)	$40,458	$(415)
Mortgage-backed securities	4,211	(18)	7,376	(212)	11,587	(230)
State and political subdivisions	5,727	(63)	—	—	5,727	(63)
Total temporarily impaired securities	$23,575	$(230)	$34,197	$(478)	$57,772	$(708)

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

Note 6:	Loans and Allowance for Loan Losses

	December 31,
	2007	2006
Real estate
One-to-four family residential	$31,639	$34,997
Multi-family residential	5,043	7,823
Construction	16,427	14,207
Nonresidential real estate	27,186	26,560
Nonresidential construction	4,282	869
Land	11,539	6,989
Consumer and other (including home equity loans)	10,054	7,439
Commercial	11,412	1,675
Overdrafts	47	36

Total loans	117,629	100,595
Less
Allowance for loan losses	1,510	2,025
Net deferred loan costs	(160)	(200)

Net loans	$115,959	$98,370

Activity in the allowance for loan losses was as follows:

	December 31,
	2007	2006

Balance, beginning of year	$2,025	$3,157
Provision credited to expense	(364)	(736)
Losses charged off, net of recoveries, of $92 and $331 for 2007 and 2006, respectively	151	396

Balance, end of year	$1,510	$2,025

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

Impaired loans totaled $565 and $1,948 at December 31, 2007 and December 31, 2006, respectively.  An allowance for loan losses of $237 and $728 relates to impaired loans of $565 at December 31, 2007 and $1,948 at December 31, 2006, respectively.  There were no impaired loans which had no related allowance for loan losses.

Interest of $185 and $299 was recognized on average impaired loans of $958 and $4,259 for the years ended December 31, 2007 and 2006, respectively.  No interest was recognized on impaired loans on a cash basis during the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, non-accruing loans were $836 and $4,320, respectively.

Note 7:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows:

		December 31,
	Estimated Useful Lives	2007	2006

Land and land improvements	7 to 15 years	$2,258	$2,230
Buildings and improvements	7 to 40 years	4,688	3,879
Furniture, fixtures and equipment	3 to 10 years	3,078	2,764
Construction in progress		—	49
		10,024	8,922
Less accumulated depreciation and amortization		2,888	2,617

Net premises and equipment		$7,136	$6,305

Note 8:	Other Assets Held for Sale

During 2006, the Bank decided to relocate its main office.  The old main office was measured for impairment and reclassified to property held for sale during 2006 and the Bank ceased recording depreciation on the property.  No impairment loss was recorded in connection with this transaction, as the net book cost of the property of $381 was determined to be the lower of cost or market.

On November 21, 2007, the Bank executed a contract for the sale of the Bank’s former headquarters property located on North Second Street in Clarksville, Tennessee.  The proposed buyer, an individual, is a customer of the Bank.  The Bank may extend purchase financing to the proposed buyer, although there are no binding commitments to do so at this time.  The contract price is $700.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

Note 9:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $37,904 and $47,211 at December 31, 2007 and December 31, 2006, respectively.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2007 and December 31, 2006 totaled $9 and $51, respectively.  Discounted cash flows based on a current market interest rate were used to estimate fair value.  Impairment of mortgage servicing rights is assessed based on the fair value of those rights.  For purposes of measuring impairment, the rights are stratified based on the predominate risk characteristics of the underlying loans.  The predominate characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.  Mortgage servicing rights are tested annually for impairment and no impairment loss was recorded for the years ended December 31, 2007 and 2006.

	December 31,
	2007	2006

Mortgage Servicing Rights
Balance, beginning of year	$51	$133
Servicing rights capitalized	—	—
Amortization of servicing rights	(42)	(82)

Balance, end of year	$9	$51

Note 10:	Interest-bearing Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $31,107 on December 31, 2007 and $32,816 on December 31, 2006.

Presented below is a summary of interest expense by each significant category of deposits:

	December 31,
	2007	2006

NOW	$173	$157
Money market	1,050	986
Savings	325	67
Time deposits	4,432	3,549

Total interest expense	$5,980	$4,759

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

At December 31, 2007, the scheduled maturities of time deposits were as follows:

2008	$75,441
2009	13,444
2010	711
2011	349
2012	300

$90,245

Note 11:	Federal Home Loan Bank Advances

There were no outstanding FHLB advances as of December 31, 2007 and December 31, 2006.

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, FHLB stock and interest-bearing demand deposits with the FHLB.

Note 12:	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and one state jurisdiction.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying the provisions of this statement will be recognized as an adjustment to the beginning balance of retained earnings.  The Company adopted the Interpretation on January 1, 2007, as required.  The Company and its subsidiary file a consolidated U. S. Corporation income tax return and a combined unitary return in the state of Tennessee.  The only periods subject to examination for the Company’s federal return are 2004, 2005 and 2006 tax years.  The periods subject to examination for the Company’s state return in Tennessee are all years after 2002.  During 2007 the Company filed amended 2003 income tax returns for the income tax effect of adjustments recorded to previously issued financial statements.  During the quarter ended September 30, 2007 the Company received notice from the Internal Revenue Service (IRS) that $357,000 paid with the 2003 amended return was applied to the Company’s current liability due to expiration of the statute of limitations for 2003.  Therefore, the 2003 amended return was not accepted by the IRS.  The items amended in 2003 may have some continuing affect in subsequent year tax filings and the Company has determined that a FIN 48 liability of $357,000 exists.  Therefore, the amount of $357,000 has increased the Company’s FIN 48 liability.  Management expects that $250,000 of this FIN 48 liability will reverse in the next twelve months as the statute of limitations expires for the 2004 federal tax return.  The Company chose to continue its policy for recording interest related to unrecognized tax benefits and penalties in other noninterest expense.  No penalties or interest were recorded during 2007 for FIN 48 liability, and no such accruals existed as of January 1, 2007.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

In accordance with FIN 48, the Company has recorded the following changes in liabilities recorded for uncertain tax positions:

Balance at January 1, 2007 (adoption)	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	357
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$357

The (credit) provision for income taxes includes these components:

	December 31,
	2007	2006

Current income taxes	$(401)	$(466)
Deferred income taxes	184	841

Income tax (benefit) expense	$(217)	$375

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

A reconciliation of income tax expense at the statutory rate to the Bank’s actual income tax expense is shown below:

	December 31,
	2007		2006
	Dollars	%	Dollars	%

Computed at the statutory rate (34%)	$(160)	(34.00)%	$340	34.00%
Increase (decrease) resulting from
State income taxes	(10)	(2.14)	44	4.37
Dividends received deduction	(15)	(3.16)	—	—
Nondeductible expenses	13	2.84	13	1.37
Cash surrender value life insurance benefits	(2)	(0 .43)	(7)	(0.71)
Tax-exempt income	(81)	(17.35)	(15)	(1.52)
Other	38	8.05	—	—

Actual tax (benefit) expense	$(217)	(46.19)%	$375	37.51%

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	December 31,
	2007	2006

Deferred tax assets
Allowance for loan losses	$578	$775
Nonaccrual of interest on loans	10	33
Deferred compensation	452	589
Deferred fee income	61	145
Contribution carryforward	18	15
Net operating loss carryforward	166	—
Asset impairment	321	321
Other-than-temporary impairment	108	—
Accrued vacation pay	12	41

	1,726	1,919

Deferred tax liabilities
FHLB dividends	(909)	(909)
Unrealized gains on available-for-sale securities	(775)	(274)
Depreciation	(135)	(129)
Other	(3)	(19)

	(1,822)	(1,331)

Net deferred tax (liability) asset	$(96)	$588

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

Retained earnings at December 31, 2007 and December 31, 2006, included approximately $3,600 for which no deferred federal income tax liability had been recognized.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $1,224 at December 31, 2007 and December 31, 2006.

As of December 31, 2007, the Company had approximately $166 of state net operating loss carry-forwards available to offset future taxable income.  The net operating lossess begin to expire in 2022 if not utilized.

Note 13:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	December 31,
	2007	2006

Net Income (Loss)	$(255)	$625

Unrealized gains (losses) on available-for-sale securities	$645	$(456)

Less reclassification adjustment for realized losses included in income	$589	$1

Other comprehensive gains (losses), before tax effect	1,234	(455)

Tax benefit	500	184

Other comprehensive income (losses)	$734	$(271)

Comprehensive income	$479	$354

Note 14:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)
The Bank is subject to certain regulations on the amount of dividends it may declare without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any year is limited to that year's net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods.  The Company's ability to pay dividends is substantially determined by the Bank's ability to pay dividends to the Company.  At January 1, 2008, the Bank could pay dividends of approximately $5,913 to the Company without regulatory approval.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below).  Management believes, as of December 31, 2007 and 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007 and 2006, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

The Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total risk-based capital (to risk-weighted assets)	$54,041	35.31%	$12,243	8.00%	$15,304	10.00%

Tier I capital (to risk-weighted assets)	$52,769	34.48%	$6,122	4.00%	$9,182	6.00%

Tier I capital (to adjusted total assets)	$52,769	20.98%	$10,061	4.00%	$12,577	5.00%

Tangible capital (to adjusted tangible assets)	$52,769	20.98%	$3,773	1.50%	N/A	N/A

As of December 31, 2006
Total risk-based capital (to risk-weighted assets)	$33,181	28.02%	$9,444	8.00%	$11,805	10.00%

Tier I capital (to risk-weighted assets)	$32,265	27.25%	$4,722	4.00%	$7,083	6.00%

Tier I capital (to adjusted total assets)	$32,265	15.18%	$8,501	4.00%	$10,626	5.00%

Tangible capital (to adjusted tangible assets)	$32,265	15.18%	$3,188	1.50%	N/A	N/A

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)
Below is a reconciliation of GAAP and regulatory capital amounts:

	December 31,
	2007	2006

Total equity per the Bank financial statements	$53,907	$32,889
Investments in nonincludable subsidiaries	—	(220)
Unrealized (gains) losses on available-for-sale securities included in accumulated other comprehensive income	(1,138)	(404)

Tier 1 capital	52,769	32,265

Allowance for loan losses includable in Tier 2 capital	1,272	1,297
Other assets required to be deducted for regulatory capital purposes	—	(381)

Total risk-based capital	$54,041	$33,181

In January 2005, the Bank was designated as an institution in “troubled condition” under applicable Office of Thrift Supervision regulations.  As a result of the designation, the Bank developed a Safety and Soundness Compliance Plan that was accepted by the Office of  Thrift Supervision, specifying corrective action related to deficiencies in internal controls and information systems, loan documentation, credit underwriting, asset quality and earnings.  On March 21, 2007 the Bank received notice from the Office of Thrift Supervision that it was no longer designated as an institution in troubled condition.

Note 15:	Related-party Transactions

At December 31, 2007 and 2006, the Bank had loans outstanding to executive officers, directors and their related interests (related parties), in the amount of $6,529 and $818, respectively.

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.  Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.  Reclassifications are comprised of the outstanding balance of loans to new directors at the time of their election to the board.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

	December 31,
	2007	2006

Beginning balance	$818	$42

New loans and advances	2,336	615

Repayments	(463)	(1,000)

Reclassifications	3,838	1,161

Ending balance	$6,529	$818

Deposits from related parties held by the Bank, excluding the holding company demand deposit account, at December 31, 2007 and 2006, totaled $3,058 and $7,815, respectively.

Other Transactions

During the year ended December 31, 2007, the company paid $168 for construction contractor related fees to a current director to raze our existing Tradewinds branch and build a new branch office building on the same site.

Note 16:	Employee Benefits

First Federal Savings Bank 401(k) and Profit Sharing Plan

The Bank has a retirement savings 401(k) and profit-sharing plan covering substantially all employees.  Employees may contribute up to 100% of their compensation, up to allowable limits, with the Bank matching on a discretionary basis (no required contributions) based on profitability and other factors.  Participants are fully vested in any deferrals and vest in any employer contributions at a rate of 20% per year of service, with full vesting after five years of service.  Employer contributions charged to expense for the years ended December 31, 2007 and 2006, were $120 and $107, respectively.  The plan was established in 2005.

First Federal Savings Bank Deferred Compensation Plans

The Bank has a nonqualified deferred compensation agreement with certain retired directors.  The agreement provides monthly payments of $6 through 2011 and $5 for 2012.  The charge to expense related to the agreement was $26 and $27 for the years ended December 31, 2007 and 2006, respectively.  Deferred compensation payable under this agreement totaled $337 and $380 as of December 31, 2007 and 2006, respectively.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

1998 Nonqualified Deferred Compensation Plan

The Bank has a nonqualified deferred compensation plan for certain active and retired directors and certain retired and active officers.  The agreement allowed the deferral of certain compensation to the plan.  Interest accrues on the deferred amounts at a rate tied to the rate paid by the Bank on one year certificate accounts at the beginning of each plan year.  Participants must elect the term over which to receive payments prior to the year the compensation would have been earned.  During the initial public offering, employees were given a one-time option to move from the 1998 Nonqualified Deferred Compensation Plan to the new Nonqualified Deferred Compensation Plan.  The charge to expense for the agreement was $37 and $38 for the years ended December 31, 2007, and 2006, respectively.  Deferred compensation payable for this plan totaled $843 and $1,159 as of December 31, 2007 and 2006, respectively.

2007 Deferred Incentive Plan

On January 1, 2007, the Bank implemented a nonqualified deferred compensation agreement with certain executive officers, senior management and other key employees.  The agreement provides the Bank will make contributions to the plan that will vest over a three to five year period.  During the initial public offering employees were given a one time option to move from the 2007 Deferred Incentive Plan to the new Nonqualified Deferred Compensation Plan.  All employees elected to participate in the stock plan.  The charge to expense for the plan was $246 for the year ended December 31, 2007.  The deferred incentive plan has no participants at this time.

Nonqualified Deferred Compensation Plan

Effective October 1, 2007, the Bank implemented a deferral plan with certain directors, executive officers, senior management and other key employees.  The plan allowed identified participants the option to convert other cash based deferred compensation plan awards to the new Nonqualified Deferred Compnesation Plan and to purchase stock during the initial public offering.  Amounts transferred into the new Nonqualified Deferred Compensation Plan from the Bank’s other deferred compensation plans, were approximately $1.5 million, which was used by the plan to purchase shares of the Company’s stock from its initial public offering.  The provision of the conversion was a one time event for previous plans.  Additionally directors can elect to contribute fees earned to the plan.  The charge to expense for this plan was $23 for 2007.  Restricted stock recorded as a contra equity account, was $1,511 as of December 31, 2007, of which $439 was earned by participants.

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested restricted stock as of December 31, 2006	—	—
Purchased	149,539	$10.00
Vested	42,222	$10.00
Forfeited	—	—
Non-vested restricted stock as of December 31, 2007	107,317	$10.00

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

As of December 31, 2007, there was $1,073 of total unrecognized compensation cost related to nonvested compensation arrangements purchased under the Plan.  That cost is expected to be recognized over a weighted-average period of four years.

The Nonqualified Deferred Compensation Plan generally provides for fixed payments or a lump sum payment in shares of common stock of the Company after termination from service for any reason.  The common stock purchased for this Nonqualified Deferred Compensation Plan is maintained in a Rabbi Trust (“Trust”), on behalf of the participants.  The assets of the Trust are subject to the claims of general creditors of the Company.  Dividends payable on the common stock held by the Trust will be reinvested in additional shares of common stock of the Company and held in the Trust for the benefit of the participants.  Since the Nonqualified Deferred Compensation Plan does not provide for diversification of the Trust’s assets and can only be settled with a fixed number of shares of the Company’s common stock, the deferred compensation obligation is classified as a component of shareholders’ equity.  Subsequent changes in the fair value of common stock are not reflected in earnings or shareholders’ equity of the Company.  The obligations of the Company under the Nonqualified Deferred Compensation Plan, and the shares held by the Trust, have not net effect on net income.

Employee Stock Ownership Plan (ESOP)

The Company sponsors a leveraged ESOP that covers substantially all employees who meet certain age and eligibility requirements.  As part of the initial public offering the ESOP purchased 421,174 shares, or approximately 8% of the 5,264,683 shares issued with the proceeds of a 20 year loan from the Company which is payable in annual installments and bears interest at 7.5%

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the unallocated shares, which are held in a suspense account, and are allocated among the participants as the loan is repaid.  Cash dividends paid on allocated shares are distributed to the participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP.

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts.  Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation.  Participants become vested in the allocated shares over a period not to exceed six years.  Any forfeited shares are allocated to other participants in the same proportion as contributions.  At December 31, 2007, the ESOP held 21,059 shares committed to be allocated.

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares.  Total compensation expense for the year ended December 31, 2007 was $226.  The ESOP shares as of December 31 were as follows:

2007

Allocated shares	—
Shares released for allocation	—
Shares committed to be allocated	21,059
Unreleased shares	400,115

Total ESOP shares	421,174

Fair value of unreleased shares at December 31	$4,270

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

The Bank is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement.  There were no outstanding shares subject to the repurchase obligation at December 31, 2007.

Note 17:	Disclosures About Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and cash equivalents	$9,076	$9,076	$16,749	$16,749
Available-for-sale securities	112,817	112,817	83,519	83,519
Loans held for sale	1,867	1,867	1,400	1,400
Loans, net of allowance for loan losses	115,959	116,665	98,370	96,905
FHLB stock	2,872	2,872	2,872	2,872
Interest receivable	1,535	1,535	1,356	1,356
Forward sale commitments	—	—	—	—

Financial liabilities
Deposits	$169,854	$170,066	$176,609	$176,158
Securities sold under agreement to repurchase	891	891	—	—
Interest payable	390	390	486	486
FHLB advances	—	—	—	—

Unrecognized financial instruments
Loan commitments	$—	$—	$—	$—
Unused lines of credit	—	—	—	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Interest Receivable and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Available-for-Sale Securities

Fair values equal quoted market prices, if available.  If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

Loans Held for Sale

For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits

Deposits include non-interest bearing checking accounts and interest bearing deposits, including savings accounts, checking accounts and money market deposits.  The carrying amount for theses deposits approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreement to Repurchase

The carrying amount approximates fair value.

Interest Payable

The carrying amount approximates fair value.

Federal Home Loan Bank Advances

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

Note 18:	Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in the note regarding loans.

Note 19:	Commitments and Credit Risk

The Bank grants agribusiness, commercial and residential loans to customers throughout the state of Tennessee.

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2007 and 2006, the Bank had outstanding commitments to originate loans aggregating approximately $2,855 and $1,434, respectively.  The commitments extended over varying periods of time with the majority being disbursed within a one-year period.  Loan commitments at fixed rates of interest ranging from 6.5% to 18.0% amounted to $9,567 and $1,050 at December 31, 2007 and 2006, respectively, with the remainder at floating market rates.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, and which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to $2,214 and $3,477, and mortgage loans held for sale amounted to $1,867 and $1,400 at December 31, 2007 and 2006, respectively.

The Bank had recourse commitments on loans sold on the secondary market of approximately $11,004 and  $15,199 at December 31, 2007 and 2006, respectively.  Recourse provisions generally expire within one to six months from the date of transfer.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)
Standby Letters of Credit

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  Should the Bank be obligated to perform under the standby letters of credit, the Bank may seek recourse from the customer for reimbursement of amounts paid.

The Bank had total outstanding standby letters of credit amounting to $97 and $211 December 31, 2007 and 2006, respectively, with terms ranging from 90 days to 13 months.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit generally have fixed expiration dates.  Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2007, the Bank had granted unused lines of credit to borrowers aggregating approximately $25,580 and $8,878 on commercial lines and open-end consumer lines, respectively.  At December 31, 2006, the Bank had granted unused lines of credit to borrowers aggregating approximately $19,735 and $7,489 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At December 31, 2007, approximately $733 of the Bank’s deposits were in excess of federally insured amounts.

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

Note 20:	FDIC One-time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions.  The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund.  The Bank is an eligible institution and has received notice from the FDIC that its share of the credit is $195.  At December 31, 2007, approximately $100 remains as a contingent future credit against future insurance assessment payments.  We anticipate the credit to be fully absorbed during the third quarter of 2008.

Note 21:	Parent Company Condensed Financial Statements

First Advantage Bancorp, which was incorporated under the laws of the state of Tennessee on June 11, 2007, acquired all of the outstanding shares of First Federal Savings Bank in connection with the Bank’s conversion to the stock form of organization on November 29, 2007.  The condensed year-end 2007 financial statements, pertaining only to First Advantage Bancorp, are as follows:

BALANCE SHEET	December 31, 2007
(In thousands)
Assets
Cash	$21,627
Investment in subsidiaries	53,908
ESOP Trust loan receivable	3,852
Other assets	200

Total Assets	$79,587

Liabilities and Stockholders’ Equity
Due to First Federal Savings Bank subsidiary	$82
Stockholders’ equity	79,505
Total Liabilities and Stockholder’s Equity	$79,587

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

CONDENSED STATEMENT OF LOSS
From date of inception November 29, 2007 to
December 31, 2007
(In thousands)
Income
ESOP Loan Interest	$28

Total income	28

Operating expenses	29

Loss before equity in undistributed net loss of subsidiaries	(1)

Equity in undistributed net loss of subsidiaries	(419)

Net loss	$(420)

STATEMENT OF CASH FLOWS
From date of inception
November 29, 2007 to
December 31, 2007
(In Thousands)
Operating Activities
Net loss	$(420)
Items not requiring (providing) cash
Equity in undistributed net loss of subsidiaries	419
Increase in due to subsidiary	82
Net cash provided by operating activities	81

Investing Activities
Purchase of common stock of First Federal Savings Bank	(25,597)
Loan to ESOP	(4,212)
Proceeds from repayment of ESOP loan from subsidiary	360
Purchase of Blue Hole Lodge from First Financial Mortgage Company, subsidiary of First Federal Savings Bank	(200)
Net cash used in investing activities	(29,649)

Financing Activities
Net proceeds from initial public offering	51,195

Net cash provided by financing activities	51,195

Increase in Cash and Cash Equivalents	21,627

Cash and Cash Equivalents, Beginning of Year	-

Cash and Cash Equivalents, End of Year	$21,627

First Advantage Bancorp
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

Note 22:	Quarterly Financial Information

The quarterly financial statements presented below reflect all adjustments which are, in the opinion of management, necessary to fairly present results of operations for the interim periods indicated:

Unaudited (Dollars in thousands, except per share amounts)	Three Months Ended
2007	March 31	June 30	September 30	December 31
Interest and dividend income	$3,101	$3,332	$3,277	$3,543
Interest expense	1,439	1,495	1,555	1,527
Net interest income	1,662	1,837	1,722	2,016
Provision (credit) for loan losses	11	21	(410)	14
Net interest income after provision (credit) for loan losses	1,651	1,816	2,132	2,002
Non-interest income	608	448	612	319
Non-interest expense	2,394	2,237	2,366	3,063
Income (loss) before provision (credit) for income taxes	(135)	27	378	(742)
Provision (credit) for income taxes	(68)	(15)	137	(271)
Net income (loss)	$(67)	$42	$241	$(471)

	Three Months Ended
2006	March 31	June 30	September 30	December 31
Interest and dividend income	$3,096	$3,150	$3,096	$3,064
Interest expense	1,135	1,344	1,283	1,391
Net interest income	1,961	1,806	1,813	1,673
Provision (credit) for loan losses	-	37	(294)	(479)
Net interest income after provision (credit) for loan losses	1,961	1,769	2,107	2,152
Non-interest income	590	662	694	590
Non-interest expense	2,270	2,378	2,177	2,700
Income (loss) before provision (credit) for income taxes	281	53	624	42
Provision (credit) for income taxes	138	6	318	(87)
Net income	$143	$47	$306	$129

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ADVANTAGE BANCORP

Date: March 19, 2008	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Earl O. Bradley, III	Chief Executive Officer and Director	March 19, 2008
Earl O. Bradley, III	(principal executive officer)

/s/Patrick C. Greenwell	Chief Financial Officer and Secretary	March 19, 2008
Patrick C. Greenwell	(principal accounting and financial officer)

/s/William G. Beach	Director	March 19, 2008
William G. Beach

/s/Vernon M. Carrigan	Director	March 19, 2008
Vernon M. Carrigan

/s/Robert E. Durrett, III	Director	March 19, 2008
Robert E. Durrett, III

/s/John T. Halliburton	President and Director	March 19, 2008
John T. Halliburton

/s/William Lawson Mabry	Director	March 19, 2008
William Lawson Mabry

/s/William H. Orgain	Director	March 19, 2008
William H. Orgain

/s/Michael E. Wallace	Director	March 19, 2008
Michael E. Wallace

/s/David L. Watson	Director	March 19, 2008
David L. Watson