Form 10-Q
period 2008-03-31
First Advantage Bancorp
filed 2008-05-08
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-33682

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	26-0401680 (I.R.S. Employer Identification No.)
1430 Madison Street, Clarksville, Tennessee (Address of principal executive offices)	37040 (Zip Code)

Registrant’s telephone number, including area code:  (931) 552-6176

Former name, former address and former fiscal year, if changed since last report.  N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer [ ]	Accelerated Filer [ ]

	Non-accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No    X

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 5,264,683.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)	March 31,
	2008	December 31,
	(Unaudited)	2007
Assets
Cash and due from banks	$3,828	$3,209
Interest-bearing demand deposits at other banks	219	970
Time deposits at other banks	2,728	-
Federal funds sold	86	4,897
Cash and cash equivalents	6,861	9,076

Available-for-sale securities, at fair value	126,962	112,817
Loans held for sale	1,740	1,867
Loans, net of allowance for loan losses of $1,787 and $1,510 at March 31, 2008 and December 31, 2007, respectively	136,989	115,959
Premises and equipment, net	7,033	7,136
Mortgage servicing rights	-	9
Other assets held for sale	123	381
Federal Home Loan Bank stock	2,909	2,872
Accrued interest receivable	1,725	1,535
Income taxes receivable	986	1,018
Other assets	1,121	733
Total assets	$286,449	$253,403

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$10,426	$10,490
Savings, checking and money market	66,659	69,119
Time certificates	87,452	90,245
Total deposits	164,537	169,854

Securities sold under agreement to repurchase	3,783	891
Federal Home Loan Bank advances	34,950	-
Deferred income tax	308	96
Interest payable and other liablilities	2,264	3,057
Total liabilities	205,842	173,898

Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares outstanding at March 31, 2008 or December 31, 2007	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 5,264,683 shares issued and 4,769,223 and 4,752,251 outstanding at March 31, 2008 and December 31, 2007, respectively	53	53
Additional paid in capital	51,691	51,596
Common stock acquired by benefit plan:
Restricted stock - Rabbi trust	(527)	(438)
Unallocated common stock held by:
Employee Stock Ownership Plan trust	(3,948)	(4,001)
Rabbi trust	(1,006)	(1,073)
Retained earnings	32,819	32,230
Accumulated other comprehensive income	1,525	1,138
Total shareholders' equity	80,607	79,505
Total liabilities and shareholders' equity	$286,449	$253,403
See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended
	March 31,
	2008	2007
Interest and Dividend Income
Loans	$1,991	$1,771
Investment securities	1,725	1,190
Other	124	140
Total interest and dividend income	3,840	3,101

Interest Expense
Deposits	1,272	1,437
Securities sold under agreement to repurchase and other short-term borrowings	34	-
Federal Home Loan Bank advances	131	2
Total interest expense	1,437	1,439
Net Interest Income	2,403	1,662
Provision for Loan Losses	277	11
Net Interest Income After Provision for Loan Losses	2,126	1,651

Noninterest Income
Customer service and other fees	263	266
Loan servicing and other fees	9	80
Net gains on loan sales	180	215
Net gain on sales of other real estate owned	-	7
Net realized gain on sales of available-for-sale securities	33	1
Net realized gain (loss) on sales of other assets held-for-sale	283	(46)
Commissions on insurance and brokerage	78	78
Net loss on premises and equipment	(16)	-
Other	7	7
Total noninterest income	837	608

Noninterest Expense
Salaries and employee benefits	1,488	1,267
Net occupancy expense	130	177
Equipment expense	142	135
Data processing fees	194	185
Professional fees	206	184
Marketing expense	46	67
Office expense	78	59
Losses on foreclosed assets, net	3	18
Insurance expense	25	25
Mortgage loan outsourced servicing	18	30
Other	222	247
Total noninterest expense	2,552	2,394
Income (Loss) Before Income Taxes	411	(135)
Credit for Income Taxes	(178)	(69)
Net Income (Loss)	$589	$(66)

Per common share:
Basic net income per common share	$0.12	N/A
Diluted net income per common share	$0.12	N/A
Basic weighted average common shares outstanding	4,762,377	N/A
Diluted weighted average common shares outstanding	4,866,303	N/A
See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)
				Common	Accumulated
		Additional		Stock	Other	Total
	Common	Paid-in	Retained	Acquired by	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Benefit Plans	Income (Loss)	Equity
Balance at January 1, 2007			$32,485		$404	$32,889
Comprehensive Income, net of tax:
Net loss	-	-	(66)	-	-	(66)
Change in unrealized appreciation
of available-for-sale securities, net of tax	-	-	-	-	107	107
Total Comprehensive Income	-	-	-	-	-	41
Balance at March 31, 2007	-	-	$32,419	-	$511	$32,930

Balance at January 1, 2008	$53	$51,596	$32,230	$(5,512)	$1,138	$79,505
Comprehensive Income, net of tax:
Net Income	-	-	589	-	-	589
Change in unrealized appreciation
of available-for-sale securities, net of tax	-	-	-	-	387	387
Total Comprehensive Income	-	-	-	-	-	976
Release of Employee Stock Ownership Plan (ESOP) shares	-	7	-	52	-	59
Purchase and release of restricted stock plan shares, net	-	88		(21)	-	67
Balance at March 31, 2008	$53	$51,691	$32,819	$(5,481)	$1,525	$80,607
See accompanying notes to unaudited condensed financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net income (loss)	$589	$(66)
Items not requiring (providing) cash
Depreciation and amortization	116	104
Provision for loan losses	277	11
Decrease in provision for uncertain tax positions	(251)	-
Amortization of unearned compensation for restricted stock Rabbi trust	88	-
Accretion of premiums and discounts on securities	(50)	(35)
Amortization of loan-servicing rights	9	10
Deferred income taxes	40	138
ESOP plan expense	59	-
Net realized gain on available-for-sale securities	(33)	(1)
Net realized gain on sale of other real estate owned	-	(7)
Net gain on assets held for sale	(283)	-
Federal Home Loan Bank stock dividends	(37)	-
Loss on sale of premises and equipment	16	46
Originations of loans held for sale	(9,203)	(8,348)
Proceeds from loans sold	9,330	7,290
Changes in
Interest receivable and other assets	(935)	(511)
Interest payable and other liabilities	(153)	(757)
Net cash used in operating activities	(421)	(2,126)

Investing Activities
Purchases of available-for-sale securities	(26,394)	(15,186)
Proceeds from maturities of and repayments of available-for-sale securities	7,916	1,707
Proceeds from sales of available-for-sale securities	4,975	1,805
Net change in loans	(21,307)	(719)
Purchase of premises and equipment	(29)	(112)
Purchase of other assets held for sale	(159)	-
Proceeds from sale of other assets	700	-
Proceeds from the sale of foreclosed assets	-	990
Net cash used in investing activities	(34,298)	(11,515)

Financing Activities
Net increase(decrease) in demand deposits, money market, checking and savings accounts	(2,524)	5,628
Net decrease in certificates of deposit	(2,793)	(2,154)
Net change in repurchase agreement and other short-term borrowings	27,842	-
Proceeds from Federal Home Loan Bank advances - long-term	10,000	4,000
Stock purchased by restricted stock Rabbi trust	(21)	-
Net cash provided by financing activities	32,504	7,474
Decrease in Cash and Cash Equivalents	(2,215)	(6,167)
Cash and Cash Equivalents, Beginning of Period	9,076	16,749
Cash and Cash Equivalents, End of Period	$6,861	$10,582

Supplemental Cash Flow Information:
Interest paid	$1,443	$1,314
Real estate acquired in settlement of loans	-	37
See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited - Notes to Condensed Consolidated Financial Statements

NOTE 1 –CONVERSION AND CHANGE IN CORPORATE FORM

First Advantage Bancorp (the “Company”), a Tennessee corporation, was formed by First Federal Savings Bank (“First Federal” or the “Bank”) in June 2007 to become the Bank’s holding company upon completion of the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”).  In connection with the Conversion, which was completed on November 29, 2007, the Company issued 5,264,683 shares of common stock at the price of $10.00 per share, including 421,174 shares acquired by the First Federal Savings Bank Employee Stock Ownership Plan (the “ESOP”), in a subscription offering, raising net proceeds of $51.2 million.  In addition, the Company made a 20-year loan to the ESOP to allow it to purchase shares of the Company’s common stock in the subscription offering.  The Bank has one inactive wholly owned subsidiary, First Financial Mortgage Corp.

All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company was newly organized and owned no assets during any period prior to November 29, 2007.  Therefore, the financial information for any period prior to November 29, 2007 presented in this report is that of the Bank and its subsidiary.  The Company’s common stock began trading on the Nasdaq Global Market on November 30, 2007 under the symbol “FABK.”

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and the Bank.  The Company does not own or lease any property but instead uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein, relates primarily to First Federal.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included.    The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  Due to the completion of the conversion on November 29, 2007, the results reported for the first quarter of 2007 are the results of the Bank only. The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on March 20, 2008.

Certain reclassifications considered to be immaterial have been made to prior period consolidated financial statements to conform to the current period consolidated financial statements.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period.  Actual results could differ significantly from those estimates.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 applies whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This statement also requires additional disclosures in both annual and quarterly reports.  As initially adopted, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Accordingly, the Company adopted SFAS 157 in the first quarter of 2008.  The impact the adoption of this statement had on the Company’s financial position, results of operations or cash flows was not material.  See disclosures about fair value measurements in note 6 below.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques.  SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Accordingly, the Company adopted SFAS 159 in the first quarter of 2008.  The adoption of this statement had no impact on the Company’s financial position as the Company had not elected the fair value option for any financial assets or liabilities at March 31, 2008.

In March 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007.  The adoption of EITF 06-11 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and indicates that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB No. 109 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company is currently evaluating the effect, if any that the adoption of this statement will have on the Company’s financial position, results of operation or cash flows.

NOTE 4 – EARNINGS PER COMMON SHARE

Following is a summary of basic and diluted earnings per common share for the periods shown:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Net income (loss)	$589,000	$(66,000)

Weighted-average shares - Basic EPS	4,762,377	N/A
Weighted-average restricted shares - Deferred Compensation Plan	103,926	N/A
Weighted-average shares - Diluted EPS	4,866,303	N/A
Basic and diluted earnings per common share	$0.12	N/A

NOTE 5 – ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
	(Dollars in thousands)

Balance, beginning of year	$1,510	$2,025
Provision charged to expense	277	11
Losses charged-off, net of recoveries of $9 and $19 for the three months ended March 31, 2008 and 2007, respectively	-	(39)
Balance, end of period	$1,787	$1,997

NOTE 6 –FAIR VALUE

Effective January 1, 2008, the Company adopted Statement of Financial Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 has been applied prospectively as of the beginning of the period.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:   Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:   Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following:

a. Quoted prices for similar assets or liabilities in active markets

b.  Quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market)

c.  Inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates)

d. Inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level 3:  Unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs shall reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the reporting entity's own data. In developing unobservable inputs, the reporting entity need not undertake all possible efforts to obtain information about market participant assumptions. However, the reporting entity shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. Therefore, the reporting entity's own data used to develop unobservable inputs shall be adjusted if information is reasonably available without undue cost and effort that indicates that market participants would use different assumptions.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities Available for Sale

The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Level 2 securities include U. S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, asset-backed and other securities.  Level 3 securities include preferred term securities that are not traded in an active market with a fair value determined by an independent third party.  The independent third party evaluates quantitative and qualitative empirical data for past and current market conditions in order to establish a fair value.

Loans Held For Sale

Loans held for sale are carried at the lower of cost or market value and represent loans that are awaiting delivery to a specific committed buyer.  The fair value of loans held for sale is based on specific prices committed to be paid for each individual loan.  As such the Company classifies loans held for sale subject to fair value adjustments as Level 1.

Impaired Loans

Loans for which is it probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (FAS 114) Accounting by Creditors for Impairment of a Loan.  If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current appraisal of the collateral and applying a discount factor to the value based on management’s overall assessment of the property.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on independent appraisals of the underlying collateral or using Level 3 inputs based on customized discounting criteria.  Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value.  During the first quarter of 2008, certain impaired loans were re-evaluated resulting in a remaining balance for these loans, net of specific allowance, of $437,000 as March 31, 2008.  This valuation would be considered Level 3, consisting of enterprise value, liquidated value and discounted cash flows.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
(Dollars in thousands)	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$126,962	--	$122,840	$4,122

(Dollars in thousands)
Balance, January 1, 2008	$4,498
Unrealized losses included in other comprehensive income	(376)
Balance, March 31, 2008	$4,122

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
(Dollars in thousands)	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$437	--	--	$437

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes appearing in Part I, Item 1 of this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the SEC.

Forward-Looking Statements.

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

General.

The Bank provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At March 31, 2008, the Company had total assets of $286.4 million, deposits of $164.5 million and shareholders’ equity of $80.6 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

Application of Critical Accounting Policies.

The discussion and analysis of the Company’s financial condition and results of operation is based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in conformity with GAAP for interim financial information and with the instructions for Form 10-Q.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company considers the allowance for loan losses to be its only critical accounting policy.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Assets. At March 31, 2008, total assets were $286.4 million, an increase of $33.0 million, or 13.0%, compared to $253.4 million at December 31, 2007.  The increase in assets was primarily attributable to a $21.0 million increase in loans and a $14.1 million increase in investment securities.  The increase in asset growth was primarily funded by a $35.0 million increase in Federal Home Loan Bank advances.

Cash and Cash Equivalents. Cash and cash equivalents were $6.9 million at March 31, 2008 compared to $9.1 million at December 31, 2007.  The decrease was due to the increased investment in loans and securities during the three month period ended March 31, 2008.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities.  Total securities increased by $14.1 million, or 12.5%, to $127.0 million at March 31, 2008 compared to $112.8 million as of December 31, 2007. The increase in investment securities was funded primarily by the continued investment of the net proceeds from the stock offering and advances from the Federal Home Loan Bank of Cincinnati.

Loans.  Net loans increased $21.0 million, or 18.1%, to $137.0 million at March 31, 2008 compared to $116.0 million as of December 31, 2007.  Loan growth was attributable to the focused efforts of our experienced lending team and demand for commercial real estate and small business loans in the current rate environment.  Our primary lending activity is the origination of loans secured by real estate. During the first quarter of 2008 our primary growth was in nonresidential real estate loans, which grew $11.9 million, or 43.7%, to $39.1 million and commercial loans, which grew $6.6 million, or 58.3%, compared to $18.1 million as of March 31, 2008.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Loan Loss Allowance.  The allowance for loan losses increased by $277,000, or 18.3%, to $1.8 million at March 31, 2008 compared to $1.5 million as of December 31, 2007.  Asset quality remained steady throughout the first quarter of 2008.   Non-performing assets (consisting of nonaccrual loans and real estate owned) totaled $1.2 million at March 31, 2008 and $836,000 at December 31, 2007.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to the growth in the loan portfolio and, to a lesser extent, changes in economic conditions and changes in the mix of loans in the Bank’s portfolio.

Deposits. Total deposits decreased by $5.3 million, or 3.1%, to $164.5 million at March 31, 2008 compared to $169.9 million as of December 31, 2007.  Much of the decline can be attributed to the fact that $2.9 million of interest-bearing deposits were converted by customers to securities sold under agreements to repurchase during the first quarter of 2008.

Borrowings.   Advances from the Federal Home Loan Bank of Cincinnati were used to fund asset growth during the first quarter of 2008.  FHLB advances were $35.0 million at March 31, 2008 and there were no FHLB advances outstanding at December 31, 2007.   Additionally, securities sold under agreements to repurchase totaled $3.8 million as of March 31, 2008 compared to $891,000 as of December 31, 2007.

Shareholders’ Equity. Total shareholders’ equity increased by $1.1 million, or 1.4%, to $80.6 million as of March 31, 2008, compared to $79.5 million as of December 31, 2007.  The increase in shareholders’ equity was due primarily to net income of $589,000 earned during the three months ended March 31, 2008 and the increase of $387,000 in comprehensive income, net of tax, during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General.  Net income increased $655,000 to $589,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to increases of $741,000 in net interest income, $229,000 in non-interest income and $109,000 in the credit for income taxes.  These positive factors were partially offset by increases of $266,000 in the provision for loan losses and an increase of $158,000 in non-interest expense.

Net Interest Income.  Net interest income increased $741,000, or 44.6%, to $2.4 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Total interest income increased by $739,000 or 23.8%, to $3.8 million for the three months ended March 31, 2008 compared to the prior year period.  Income on interest-bearing deposits decreased by 36.8% to $60,000 as the average outstanding balance declined by $1.5 million, or 21.6%, to $5.5 million during the period, primarily as a result of a decrease in interest rates and an increased investment in securities.

Interest income on loans increased by 12.4% to $2.0 million as of March 31, 2008 compared to March 31, 2007 as average outstanding loans increased by $25.0 million, or 24.9%, to $125.7 million, while the yield on the portfolio fell by 77 basis points, due primarily to competitive pressures in the market and the lower prime lending rate resulting from the Federal Reserve’s aggressive cuts in the target fed funds rate during the first quarter of 2008.

Interest income on investment securities increased by $535,000, or 45.0%, to $1.7 million from the same period one year ago as average balances increased $32.6 million and average yields increased 29 basis points.

Total interest expense remained relatively unchanged for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The average balance of interest-bearing deposits decreased 6.7% to $156.2 million as of March 31, 2008 compared to March 31, 2007.  Interest paid on interest-bearing deposits declined by $165,000, or 11.5%, to $1.3 million for the period ended March 31, 2008 as the average interest rate paid declined 20 basis points, primarily as a result of lower interest rates paid due to the Federal Reserve’s actions to lower the target fed funds rate.  The decrease in interest paid on interest-bearing deposits was mostly offset by an increase of $163,000 in interest paid on FHLB advances and other borrowings as borrowings increased to an average of $22.2 million at March 31, 2008, compared to $183,000 for the same period last year.  The decline in interest-bearing deposits was partially due to increased competition for deposits across all markets.  Another factor contributing to the decline was that during the first quarter of 2008, an average of $3.6 million in interest-bearing deposits were converted by customers to securities sold under agreements to repurchase.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2008 and 2007.

		Average Balance Sheet for the
		Three months ended March 31,
		2008			2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$5,477	$60	4.41%	$6,987	$95	5.51%
Loans	125,690	1,991	6.37%	100,642	1,771	7.14%
Investment securities	122,348	1,725	5.67%	89,731	1,190	5.38%
Other interest-earning assets	4,471	64	5.76%	4,455	45	4.10%
Total interest-earning assets	257,986	3,840	5.99%	201,815	3,101	6.23%

Noninterest-earning assets	13,092			10,952
Total	$271,078			$212,767

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing deposits	$156,196	$1,272	3.28%	$167,323	$1,437	3.48%
FHLB advances and other borrowings	22,152	165	3.00%	183	2	4.43%
Total Interest-Bearing Liabilities	178,348	1,437	3.24%	167,506	1,439	3.48%

Noninterest-bearing deposits	9,565			9,713
Other noninterest-bearing liabilities	3,300			3,729
Shareholders' equity	79,865			31,819

Total	$271,078			$212,767

Net Interest Income		$2,403			$1,662

Net Yield on Earning Assets			3.75%			3.34%

Interest rate spread			2.75%			2.75%

Average interest-earning assets to
average interest-bearing liabilities			144.65%			120.48%

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes due to both volume and rate that cannot be segregated have been allocated proportionately based on the absolute dollar amounts of change in each.  The net column represents the sum of the rate plus volume columns.

Three Months Ended
March 31, 2008 Compared to March 31, 2007	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$14	$(47)	$(33)
Loans	633	(413)	220
Investment securities	219	316	535
Other interest-earning assets	(49)	66	17
Total Earning Assets	817	(78)	739

Interest paid on:
Interest bearing deposits	143	(308)	(165)
FHLB advances and other borrowings	164	(1)	163
Total Interest-Bearing Liabilities	307	(309)	(2)
Net Interest Income	$510	$231	$741

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

Currently, management is closely monitoring the impact of troop deployments at Fort Campbell Military Base, a local U. S. Army installation that plays a significant role in the economy of our primary market area.  Additionally, given the Bank’s concentration in real estate secured loans, management is continuing to closely monitor trends in the local real estate market to assess any related impact on the loan portfolio and potential delinquencies or credit losses.

The Company continually monitors the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis described above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

We recorded a provision for loan losses of $277,000 for the three months ended March 31, 2008 compared to a provision of $11,000 for the three months ended March 31, 2007.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to growth in the Bank’s loan portfolio and, to a lesser extent, changes in economic conditions, and the mix of loans in the Bank’s portfolio.

Non-interest Income. The following table summarizes non-interest income for the three months ended March 31, 2008 and 2007 and the percentage change for each category of income.

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
Non-interest Income
Customer service and other fees	$263	$266	(1.13	) %
Loan servicing and other fees	9	80	(88.75	) %
Net gains on loan sales	180	215	(16.28	) %
Net gain on sales of other real estate owned	-	7	(100.00	) %
Net realized gain on sales of available-for-sale securities	33	1	3200.00%
Commissions on insurance and brokerage	78	78	0.00%
Net loss on premises and equipment	(16)	(46)	65.22%
Net gain on sales of assets-held-for sale	283	-	100.00%
Other	7	7	0.00%
Total noninterest income	$837	$608	37.66%

Non-interest income increased $229,000, or 37.7%, to $837,000 for the three months ended March 31, 2008 compared to $608,000 for the corresponding period in 2007.   The increase in noninterest income was primarily due to gains on the sale of other assets held for sale of $283,000 ($174,600, net of tax), the majority of which was related to the March 27, 2008, sale of the Bank’s former headquarters.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended March 31, 2008 and 2007 and the percentage change for each expense category.

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$1,488	$1,267	17.44%
Net occupancy expense	130	177	(26.55	) %
Equipment expense	142	135	5.19%
Data processing fees	194	185	4.86%
Professional fees	206	184	11.96%
Marketing expense	46	67	(31.34	) %
Office expense	78	59	32.20%
Losses on foreclosed assets, net	3	18	(83.33	) %
Insurance expense	25	25	0.00%
Mortgage loan outsourced servicing	18	30	(40.00	) %
Other	222	247	(10.12	) %
Total noninterest expense	$2,552	$2,394	6.60%

Total non-interest expense increased $158,000, or 6.6% to $2.6 million for the three months ended March 31, 2008 as compared to the same period in 2007.  The increase in non-interest expense was primarily due to an increase of $221,000 in salaries and employee benefits, mostly attributable to normal merit increases and ESOP expense.

Income Taxes. Income tax benefit for the three months ended March 31, 2008 was $178,000 compared to an income tax benefit of $69,000 for the same period in 2007.   During the first quarter of 2008 management revised its estimate of FIN 48 liability; as a result, $251,000 of the FIN 48 liability was reversed leaving a remaining FIN 48 liability of $106,000 as of March 31, 2008.  The Company chose to continue its policy for recording interest related to unrecognized tax benefits and penalties in other non-interest expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $6.9 million. Securities classified as available-for-sale, totaling $127.0 million at March 31, 2008, provide additional sources of liquidity. In addition, at March 31, 2008, our maximum collateral borrowing capacity was approximately $66.1 million from the Federal Home Loan Bank of Cincinnati. At March 31, 2008, we had $35.0 million of Federal Home Loan Bank advances outstanding.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, the Bank exceeded all of our regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effects of Inflation and Changing Prices.  The unaudited condensed consolidated interim financial statements and related financial data presented in this interim report have been prepared according to GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at March 31, 2008, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 20, 2008.

Item 4T.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings.  First Federal Savings Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 20, 2008.  As of March 31, 2008, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

3.1	Charter of First Advantage Bancorp (1)
3.2	Bylaws of First Advantage Bancorp (1)
4.0	Form of Stock Certificate of First Advantage Bancorp (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

(1)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File 333-144454), as amended, initially filed with the Securities and Exchange Commission on July 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE BANCORP

Dated: May 8, 2008	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: May 8, 2008	By: /s/Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer