Form 10-Q
period 2008-06-30
First Advantage Bancorp
filed 2008-08-11
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2008 was 5,264,683.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands)	June 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Cash and due from banks	$ 3,856	$ 3,209
Interest-bearing demand deposits at other banks	295	970
Time deposits at other banks	2,760	-
Federal funds sold	108	4,897
Cash and cash equivalents	7,019	9,076

Available-for-sale securities, at fair value	153,149	112,817
Loans held for sale	2,280	1,867
Loans, net of allowance for loan losses of $1,860 and $1,510 at June 30, 2008 and December 31, 2007, respectively	153,274	115,959
Premises and equipment, net	6,967	7,136
Mortgage servicing rights	-	9
Other assets held for sale	-	381
Federal Home Loan Bank stock	2,948	2,872
Accrued interest receivable	1,664	1,535
Income taxes receivable	1,028	-
Deferred tax asset	1,222	1,018
Other assets	1,122	733
Total assets	$ 330,673	$ 253,403

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$ 10,692	$ 10,490
Savings, checking and money market	69,527	69,119
Time certificates	85,496	90,245
Total deposits	165,715	169,854

Securities sold under agreement to repurchase	4,773	891
Federal Home Loan Bank advances	43,614	-
Borrowings with other banks	35,000	-
Deferred income tax	-	96
Interest payable and other liablilities	2,762	3,057
Total liabilities	251,864	173,898
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at June 30, 2008 or December 31, 2007	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 5,264,683 shares issued and 4,781,196 and 4,752,251 outstanding at June 30, 2008 and December 31, 2007, respectively	53	53
Additional paid in capital	51,789	51,596
Common stock acquired by benefit plan:
Restricted stock - Rabbi trust	(615)	(438)
Unallocated common stock held by:
Employee Stock Ownership Plan trust	(3,896)	(4,001)
Rabbi trust	(939)	(1,073)
Retained earnings	33,368	32,230
Accumulated other comprehensive income (loss)	(951)	1,138
Total shareholders' equity	78,809	79,505
Total liabilities and shareholders' equity	$ 330,673	$ 253,403

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest and Dividend Income
Loans	$2,218	$1,901	$4,209	$3,672
Investment securities	2,072	1,284	3,797	2,474
Other	91	117	215	257
Total interest and dividend income	4,381	3,302	8,221	6,403

Interest Expense
Deposits	1,095	1,491	2,367	2,928
Securities sold under agreement to repurchase and other short-term borrowings	39	-	73	-
Federal Home Loan Bank advances	244	4	375	6
Borrowings with other banks	221	-	221	-
Total interest expense	1,599	1,495	3,036	2,934
Net Interest Income	2,782	1,807	5,185	3,469
Provision for Loan Losses	80	21	357	32
Net Interest Income After Provision for Loan Losses	2,702	1,786	4,828	3,437

Noninterest Income
Customer service and other fees	314	288	577	554
Loan servicing and other fees	12	62	21	142
Net gains on mortgage loan sales	147	240	327	455
Net gain on sales of other real estate owned	-	-	-	7
Net realized gain (loss) on sales of available-for-sale securities	3	(330)	36	(329)
Net realized gain on sales of other assets held-for-sale	12	-	295	-
Commissions on insurance and brokerage	72	122	150	200
Net gain (loss) on premises and equipment	(21)	63	(37)	17
Other	14	32	21	39
Total noninterest income	553	477	1,390	1,085

Noninterest Expense
Salaries and employee benefits	1,457	1,295	2,945	2,562
Net occupancy expense	110	150	240	327
Equipment expense	146	140	288	275
Data processing fees	187	163	381	348
Professional fees	119	74	325	258
Marketing expense	87	48	133	115
Office expense	63	77	141	136
Losses on foreclosed assets, net	-	(3)	3	15
Insurance expense	19	19	44	44
Mortgage loan outsourced servicing	8	85	26	115
Other	317	189	539	436
Total noninterest expense	2,513	2,237	5,065	4,631
Income (Loss) Before Income Taxes	742	26	1,153	(109)
Provision (Credit) for Income Taxes	193	(14)	15	(83)
Net Income (Loss)	$549	$40	$1,138	$(26)

Per Common Share:
Basic net income per common share	$0.11	N/A	$0.24	N/A
Diluted net income per common share	$0.11	N/A	$0.23	N/A
Basic weighted average common shares outstanding	4,774,267	N/A	4,768,323	N/A
Diluted weighted average common shares outstanding	4,871,511	N/A	4,868,908	N/A

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)
				Common	Accumulated
		Additional		Stock	Other	Total
	Common	Paid-in	Retained	Acquired by	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Benefit Plans	Income (Loss)	Equity
Balance at January 1, 2007			$32,485		$404	$32,889
Comprehensive Income, net of tax:
Net loss	-	-	(26)	-	-	(26)
Change in unrealized appreciation
of available-for-sale securities, net of tax	-	-	-	-	(627)	(627)
Total Comprehensive Loss	-	-	-	-	-	(653)
Balance at June 30, 2007	-	-	$32,459	-	($223)	$32,236

Balance at January 1, 2008	$53	$51,596	$32,230	($5,512)	$1,138	$79,505
Comprehensive Income, net of tax:
Net income	-	-	1,138	-	-	1,138
Change in unrealized appreciation
of available-for-sale securities, net of tax	-	-	-	-	(2,089)	(2,089)
Total Comprehensive Loss	-	-	-	-	-	(951)
Release of Employee Stock Ownership Plan (ESOP) shares	-	17	-	104	-	121
Purchase and release of restricted stock plan shares, net	-	176		(42)	-	134
Balance at June 30, 2008	$53	$51,789	$33,368	($5,450)	($951)	$78,809

See accompanying notes to unaudited condensed financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income (loss)	$ 1,138	$ (26)
Items not requiring (providing) cash
Depreciation and amortization	232	194
Provision for loan losses	357	32
Decrease in provision for uncertain tax positions	251	-
Amortization of unearned compensation for restricted stock Rabbi trust	176	-
Accretion of premiums and discounts on securities	(114)	(39)
Amortization of loan-servicing rights	9	21
Deferred income taxes	46	101
ESOP plan expense	121	-
Net realized (gain) loss on available-for-sale securities	(36)	329
Net realized gain on sale of other real estate owned	-	(7)
Net gain on assets held for sale	(295)	-
Federal Home Loan Bank stock dividends	(76)	-
Net (gain) loss on sale of premises and equipment	37	(17)
Originations of loans held for sale	(16,554)	(19,429)
Proceeds from loans sold	16,141	17,412
Changes in
Interest receivable and other assets	(875)	(415)
Interest payable and other liabilities	(199)	(503)
Net cash provided by (used in) operating activities	359	(2,347)
Investing Activities
Purchases of available-for-sale securities	(67,970)	(39,934)
Proceeds from maturities of and repayments of available-for-sale securities	14,435	6,492
Proceeds from sales of available-for-sale securities	9,900	22,066
Net change in loans	(37,672)	(2,188)
Purchase of premises and equipment	(100)	(493)
Proceeds from sale of premises and equipment	-	64
Purchase of other assets held for sale	(159)	-
Proceeds from sale of other assets	835	-
Proceeds from the sale of foreclosed assets	-	990
Net cash used in investing activities	(80,731)	(13,003)
Financing Activities
Net increase in demand deposits, money market, checking and savings accounts	610	10,674
Net decrease in certificates of deposit	(4,749)	(3,209)
Net change in repurchase agreement and other short-term borrowings	3,882	-
Net change in Federal Home Loan Bank advances - short-term	33,614	-
Net change in Federal Home Loan Bank advances - long-term	10,000	-
Proceeds from long-term borrowings at other banks	35,000	-
Stock purchased by restricted stock Rabbi trust	(42)	-
Net cash provided by financing activities	78,315	7,465
Decrease in Cash and Cash Equivalents	(2,057)	(7,885)
Cash and Cash Equivalents, Beginning of Period	9,076	16,749
Cash and Cash Equivalents, End of Period	$ 7,019	$ 8,864

Supplemental Cash Flow Information:
Interest paid	2,015	3,031
Real estate acquired in settlement of loans	-	37
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 –CONVERSION AND CHANGE IN CORPORATE FORM

First Advantage Bancorp (the “Company”), a Tennessee corporation, was formed by First Federal Savings Bank (“First Federal” or the “Bank”) in June 2007 to become the Bank’s holding company upon completion of the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”).  In connection with the Conversion, which was completed on November 29, 2007, the Company issued 5,264,683 shares of common stock at the price of $10.00 per share, including 421,174 shares purchased by the First Federal Savings Bank Employee Stock Ownership Plan (the “ESOP”), in a subscription offering, raising net proceeds of $51.2 million.  In addition, the Company made a 20-year loan to the ESOP to allow it to purchase shares of the Company’s common stock in the subscription offering.  The Bank has one inactive wholly owned subsidiary, First Financial Mortgage Corp.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and the Bank.  The Company does not own or lease any property but instead uses the premises, equipment and other property of First Federal.  The Company makes  payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein, relates primarily to First Federal.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included.    The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  Due to the completion of the Conversion on November 29, 2007, the results reported for the periods ended June 30, 2007 are the results of the Bank only. The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on March 20, 2008.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) ABP 14-1, Accounting for Convertible Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  This standard must be applied on a retrospective basis.  The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In May 2008 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Acceptable Accounting Principles.  SFAS No. 162 is not expected to have a material impact on the preparation of the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of Statement No. 133.  SFAS 161 enhances disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the effect, if any, that the adoption of this statement will have on our results of operations or financial position

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 applies whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This statement also requires additional disclosures in both annual and quarterly reports.  As initially adopted, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS No.157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Accordingly, the Company adopted SFAS 157 in the first quarter of 2008.  See disclosures about fair value measurements in note 7 below.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques.  SFAS No.159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007.  Accordingly, the Company adopted SFAS No.159 in the first quarter of 2008.  The adoption of this statement had no impact on the Company’s financial position as the Company did not elect the fair value option for any financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS No. 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company is currently evaluating the effect, if any that the adoption of this statement will have on the Company’s financial position, results of operation or cash flows.

In November 2007, the the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and indicates that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB No. 109 did not have a material impact on the Company’s financial position, results of operation or cash flows.

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

NOTE 4 – EARNINGS PER COMMON SHARE

Basic earnings per share represent income available to common stockholders divided by the adjusted weighted-average number of common shares outstanding during the period.  The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of First Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) and nonvested restricted stock awards under the 2007 Deferred Compensation Plan.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares to be issued include any restricted shares in the 2007 Deferred Compensation Plan.

As of June 30, 2008, the Company had a shareholder-approved stock-based compensation plan under which no stock options or restricted stock awards had been granted.  See Note 5 below.

Basic and diluted earnings per share are computed as follows:

(Unaudited - Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$ 549	$ 40	$ 1,138	$ (26)

Weighted-average shares - Basic EPS	4,774,267	N/A	4,768,323	N/A
Weighted-average restricted shares - Deferred Compensation Plan	97,244	N/A	100,585	N/A
Weighted-average shares - Diluted EPS	4,871,511	N/A	4,868,908	N/A
Basic earnings per common share	$ 0.11	N/A	$ 0.24	N/A
Diluted earnings per common share	$ 0.11	N/A	$ 0.23	N/A

NOTE 5 – EQUITY INCENTIVE PLAN

Stock Awards

Under the Company’s 2008 Equity Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders held on June 11, 2008, the Company may grant stock awards to its directors, officers and employees for up to 210,587 shares of common stock.  No stock awards had been granted as of June 30, 2008.

Stock Options

Under the Company’s 2008 Equity Incentive Plan, the Company may also grant stock options to its directors, officers and employees for up to 526,468 shares of common stock.  Both incentive stock options and non-qualified stock options may be granted under the Plan. No stock options had been granted as of June 30, 2008.

NOTE 6 – ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

(Unaudited - Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance, beginning of period	$ 1,787	$ 1,997	$ 1,510	$ 2,025
Provision charged to expense	80	21	357	32
Charge-offs	(18)	(26)	(27)	(84)
Recoveries	11	16	20	35
Balance, end of period	$ 1,860	$ 2,008	$ 1,860	$ 2,008

NOTE 7 –FAIR VALUE

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).  The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a recurring basis:

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)
(Dollars in thousands)	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$153,149	--	$149,745	$3,404

(Dollars in thousands)
Balance, January 1, 2008	$4,498
Redemptions and discount accretions	(6)
Unrealized losses included in other comprehensive income	(1,088)
Balance, June 30, 2008	$3,404

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically are a result of the application of lower of cost or market accounting or a write-down occurring during the period.  As of June 30, 2008 we did not have any nonrecurring fair value adjustments recorded.  The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Loans Held For Sale

Loans held for sale are carried at the lower of cost or market value and represent loans that are awaiting delivery to a specific committed buyer.  The fair value of loans held for sale is based on specific prices committed to be paid for each individual loan.  As such the Company classifies loans held for sale subject to fair value adjustments as Level 1.

The Company also uses fair value measurements on a nonrecurring basis for certain nonfinancial instruments such as other real estate owned.  In accordance with FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No.157 for nonfinancial assets and liabilities until January 1, 2009.

NOTE 8 – NEW BORROWINGS

During the second quarter of 2008, the Bank entered into a balance sheet leverage transaction whereby it borrowed approximately $35.0 million in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in US Agency pass through Mortgage Backed Securities (the “Securities”), which were pledged as collateral.  The Bank secured the borrowed funds by Securities valued at 116% of the outstanding principal balance of the borrowings.  The borrowings have original maturity dates ranging from four to ten years, with a weighted average maturity of 6.9 years and certain borrowings have a call option starting with periods ranging from two to three years after origination and are continuously callable after the initial call date.  The Bank also obtained advances from the Federal Home Loan Bank of Cincinnati which were used to fund asset growth during the first six months of 2008.  FHLB advances were $43.6 million at June 30, 2008 and there were no FHLB advances outstanding at December 31, 2007.   Additionally, securities sold under agreements to repurchase totaled $4.8 million as of June 30, 2008 compared to $891,000 as of December 31, 2007.

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At June 30, 2008, the Company had total assets of $330.7 million, deposits of $165.7 million and shareholders’ equity of $78.8 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

Application of Critical Accounting Policies.

The discussion and analysis of the Company’s financial condition and results of operation is based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in conformity with GAAP for interim financial information and with the instructions for Form 10-Q.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Those accounting policies involving significant estimates and assumptions by management which have, or could have, a material impact on the reported financial results are considered critical accounting policies.  Information concerning these policies is included in Management’s Discussion and Analysis section of the Company’s 2007 Annual Report on Form 10-K.  The Company considers the allowance for loan losses to be its only critical accounting policy.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total Assets. At June 30, 2008, total assets were $330.7 million, an increase of $77.3 million, or 30.5%, compared to $253.4 million at December 31, 2007.  The increase in assets was primarily attributable to a $40.3 million increase in investment securities and a $37.3 million increase in loans.  The increase in asset growth was primarily funded by a $43.6 million increase in Federal Home Loan Bank advances.  Also, during the second quarter the Bank entered into a balance sheet leverage transaction, wherein the Bank borrowed approximately $35.0 million in multiple rate repurchase agreements and used the proceeds to purchase a like amount of US Agency pass through Mortgage Backed Securities with varying durations and maturities.

Cash and Cash Equivalents. Cash and cash equivalents were $7.0 million at June 30, 2008 compared to $9.1 million at December 31, 2007.  The decrease was due to the increased investment in loans and securities.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities including agency preferred stock and pooled trust preferred debt issues.  Total securities increased by $40.3 million, or 35.7%, to $153.1 million at June 30, 2008 compared to $112.8 million as of December 31, 2007. The increase in investment securities was funded primarily by advances from the Federal Home Loan Bank of Cincinnati and a balance sheet leverage transaction completed in the second quarter 2008.  In the transaction, the Bank borrowed approximately $35.0 million in multiple rate repurchase agreements with an initial weighted average cost of 3.67%.  The borrowings mature in time periods ranging from four to ten years with a weighted average maturity of 6.9 years and certain borrowings have a call option  beginning with periods ranging from two to three years after origination and are continuously callable after the initial call date.   The Bank used the proceeds from the borrowing to purchase a similar amount of US Agency pass through Mortgage Backed Securities (the “Securities”).  The Securities had an initial weighted average yield of 5.25% and a stated weighted average remaining maturity of 27 years.  The estimated weighted average life of the Securities is 6.21 years.  The leverage transaction added approximately $92,000 to net interest income during the second quarter of 2008. Management recognizes the inherent risk associated with our investment activities including the leverage transaction.  Those risks include, but are not limited to, interest rate risk, reinvestment risk and liquidity risk.

At June 30, 2008, the Company owned investment grade perpetual callable preferred securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) with a total book value of $13.5 million, net of unrealized losses totaling $500,000.  The continued turbulence in the residential and sub-prime markets and the recent controversy concerning the government sponsored entities (GSE, i.e., Freddie Mac and Fannie Mae) has caused these investments to further decline in value and this stock continues to experience high price volatility.  The government’s recent action to shore up the finances of the GSE has not yet resulted in a recovery in the preferred stock values.  As of the end of July 2008, the difference between book and estimated market value for these investments was approximately $4.9 million, pre-tax.  Management is closely monitoring these investments and, while they believe the recent declines in market value are temporary, they cannot guarantee that there will not be a need to record an impairment charge if there are negative changes in the market place or deterioration in the credit quality of the GSE’s and the market values of the securities do not recover in the future.

At June 30, 2008, the Company’s investment portfolio included trust preferred securities (PRETSL’s) with a total book value of $4.9 million, net of unrealized losses totaling $1.5 million.   Credit performance of the Company’s bank trust preferred securities portfolio remained satisfactory at June 30, 2008.  However, as of the end of July 2008, the estimated market value of these securities had declined approximately an additional $300,000, pre-tax.  Given the uncertainties of the market, management will continue to analyze these securities and, while they believe the recent declines in market value are temporary, they cannot guarantee that there will not be a need to record an impairment charge if there are negative changes in the market place or deterioration in the credit quality resulting in default of the underlying entities that are represented in the pooled securities and the market values of the securities do not recover in the future.

Loans.  Net loans increased $37.3 million, or 32.2%, to $153.3 million at June 30, 2008 compared to $116.0 million as of December 31, 2007.  The increase in total loans was primarily due to continued strong business development. During the first six months of 2008 our primary growth was in nonresidential real estate loans, which grew $20.8 million, or 76.6%, to $48.0 million and commercial loans, which grew $10.0 million, or 87.4%, to $21.4 million as of June 30, 2008.  Non-performing assets (consisting of nonaccrual loans) totaled $792,000 at June 30, 2008 and $836,000 at December 31, 2007.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Loan Loss Allowance.  The allowance for loan losses increased by $350,000, or 23.2%, to $1.9 million at June 30, 2008 compared to $1.5 million as of December 31, 2007. The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to the inherent risk in the growth in the loan portfolio and, to a lesser extent, changes in economic conditions and changes in the mix of loans in the Bank’s portfolio.

Deposits. Total deposits decreased by $4.1 million, or 2.4%, to $165.7 million at June 30, 2008 compared to $169.9 million as of December 31, 2007.  Much of the decline can be attributed to the conversion by customers of $3.9 million of interest-bearing deposits to securities sold under agreements to repurchase during the first six months of 2008.

Borrowings.   During the second quarter of 2008, the Bank entered into a balance sheet leverage transaction whereby it borrowed approximately $35.0 million in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in US Agency pass through Mortgage Backed Securities (the “Securities”), which were pledged as collateral.  The Bank secured the borrowed funds by Securities valued at 116% of the outstanding principal balance of the borrowings.  The borrowings have original maturity dates ranging from four to ten years, with a weighted average maturity of 6.9 years and certain borrowings have a call option starting with periods ranging from two to three years after origination and are continuously callable after the initial call date.  The Bank also obtained advances from the Federal Home Loan Bank of Cincinnati which were used to fund asset growth during the first six months of 2008.  FHLB advances were $43.6 million at June 30, 2008 and there were no FHLB advances outstanding at December 31, 2007.   Additionally, securities sold under agreements to repurchase totaled $4.8 million as of June 30, 2008 compared to $891,000 as of December 31, 2007.

Shareholders’ Equity. Total shareholders’ equity decreased by $696,000, or 0.9%, to $78.8 million as of June 30, 2008, compared to $79.5 million as of December 31, 2007.  The decrease in shareholders’ equity was due primarily to market valuation adjustments in the investment portfolio resulting in an accumulated other comprehensive loss, net of tax, of $2.1 million at June 30, 2008, which was partially offset by net income of $1.1 million earned during the six months ended June 30, 2008.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General.  Net income increased $509,000 to $549,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to increases of $975,000 in net interest income and $76,000 in non-interest income.  These positive factors were partially offset by increases of $276,000 in non-interest expense, a $207,000 increase in the provision for income taxes and an increase of $59,000 in the provision for loan losses.

Net Interest Income.  Net interest income increased $975,000, or 54.0%, to $2.8 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Total interest income increased by $1.1 million or 32.7%, to $4.4 million for the three months ended June 30, 2008 compared to the prior year period.  Income on interest-bearing deposits at other banks decreased by 27.1% to $51,000 during the three months ended June 30, 2008 as the average outstanding balance declined by $1.7 million, or 34.3%, to $3.3 million during the period, primarily as a result of a decrease in interest rates and an increased investment in securities.

Interest income on loans increased by 16.7% to $2.2 million as of June 30, 2008 compared to June 30, 2007 as average outstanding loans increased by $45.5 million, or 45.0%, to $146.4 million, while the yield on the portfolio fell by 146 basis points, due primarily to competitive pressures in the market and the lower prime lending rate resulting from the Federal Reserve’s cuts in the target fed funds rate during 2008.

Interest income on investment securities increased by $788,000, or 61.4%, to $2.1 million from the same period one year ago as average balances increased $55.3 million and average yields increased 8 basis points.

Total interest expense increased by $104,000 or 7.0% to $1.6 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  The average balance of interest-bearing deposits decreased 9.3% to $153.4 million for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.  Interest paid on interest-bearing deposits declined by $396,000, or 26.6%, to $1.1 million for the three month period ended June 30, 2008 as the average interest rate paid declined 66 basis points, primarily as a result of lower interest rates paid due to the Federal Reserve’s actions to lower the target fed funds rate.  The decline in interest-bearing deposits was partially due to increased competition for deposits across all markets. The decrease in interest paid on interest-bearing deposits was mostly offset by an increase of $279,000 in interest paid on FHLB advances and other borrowings which increased to an average balance of $45.5 million for the quarter ended June 30, 2008, compared to $218,000 for the same period last year.  Additionally, the Company’s leverage transaction that occurred during the second quarter of 2008 added $221,000 of additional interest expense.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2008 and 2007.

		Average Balance Sheet for the
		Three Months Ended June 30,
		2008			2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$3,281	$51	6.25%	$4,997	$70	5.62%
Loans	146,414	2,218	6.09%	100,946	1,901	7.55%
Investment securities	148,704	2,072	5.60%	93,361	1,284	5.52%
Other interest-earning assets	4,476	40	3.59%	5,305	47	3.55%
Total interest-earning assets	302,875	4,381	5.82%	204,609	3,302	6.47%

Noninterest-earning assets	12,023			11,227
Total	$314,898			$215,836

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	153,434	1,095	2.87%	$169,200	$1,491	3.53%
FHLB advances and other borrowings	45,477	283	2.50%	218	4	7.36%
Long-term borrowings at other banks	23,846	221	3.73%	-	-
Total Interest-Bearing Liabilities	222,757	1,599	2.89%	$169,418	1,495	3.54%

Noninterest-bearing deposits	9,595			10,203
Other noninterest-bearing liabilities	2,359			3,343
Shareholders' equity	80,187			32,872

Total	$314,898			$215,836

Net Interest Income		$2,782			$1,807

Net Interest Margin			3.69%			3.54%

Interest rate spread			2.93%			2.93%

Average interest-earning assets to
average interest-bearing liabilities			135.97%			120.77%

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

	Three Months Ended
	June 30, 2008 Compared to June 30, 2007
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(93)	$74	$(19)
Loans	793	(476)	317
Investment securities	698	90	788
Other interest-earning assets	(9)	2	(7)
Total Earning Assets	1,389	(310)	1,079

Interest paid on:
Interest bearing deposits	490	(885)	(395)
FHLB advances and other borrowings	280	(1)	279
Long-term borrowings at other banks	221	0	221
Total Interest-Bearing Liabilities	991	(886)	104
Net Interest Income	$398	$576	$975

Non-interest Income. The following table summarizes non-interest income for the three months ended June 30, 2008 and 2007 and the percentage change for each category of income.

	Three Months Ended June 30,
	2008	2007	% Change
	(Dollars in thousands)
Non-interest Income
Customer service and other fees	$ 314	$ 288	9.03%
Loan servicing and other fees	12	62	(80.65)%
Net gains on mortgage loan sales	147	240	(38.75)%
Net gain on sales of other real estate owned	-	-	-%
Net realized gain (loss) on sales of available-for-sale securities	3	(330)	100.91%
Net gain on sales of assets-held-for sale	12	-	100.00%
Commissions on insurance and brokerage	72	122	(40.98)%
Net gain (loss) on premises and equipment	(21)	63	(133.33)%
Other	14	32	(56.25)%
Total noninterest income	$ 553	$ 477	15.93%

Non-interest income increased $76,000, or 15.9%, to $553,000 for the three months ended June 30, 2008 compared to $477,000 for the corresponding period in 2007.  The increase in non-interest income was primarily due to gains on the sales of available-for-sale securities of $3,000 during the second quarter of 2008 compared to losses on the sales of available-for-sale securities of $330,000 during the second quarter of 2007.  Additionally, customer service and other related fees increased $26,000 for the three months ended June 30, 2008 compared to the same period in 2007.  These increases in non-interest income during the second quarter of 2008 were offset by decreases in all other categories of non-interest income during the second quarter of 2008 compared to the second quarter of 2007, most notably, gains from the sale of mortgage loans, was down $93,000.   Net loss on premises and equipment totaled $21,000 for the quarter ended June 30, 2008 compared to a net gain of $63,000 for the quarter ended June 30, 2007.  Additionally, a change in mortgage loan servicers resulted in a decrease of $70,000 in income from loan servicing.  Other fees decreased $50,000 for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended June 30, 2008 and 2007 and the percentage change for each expense category.

	Three Months Ended June 30,
	2008	2007	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$ 1,457	$ 1,295	12.51%
Net occupancy expense	110	150	(26.67)%
Equipment expense	146	140	4.29%
Data processing fees	187	163	14.72%
Professional fees	119	74	60.81%
Marketing expense	87	48	81.25%
Office expense	63	77	(18.18)%
Losses on foreclosed assets, net	-	(3)	(100.00)%
Insurance expense	19	19	0.00%
Mortgage loan outsourced servicing	8	85	(90.59)%
Other	317	189	67.72%
Total noninterest expense	$ 2,513	$ 2,237	12.34%

Total non-interest expense increased $276,000, or 12.3% to $2.5 million for the three months ended June 30, 2008 as compared to the same period in 2007.  The increase in non-interest expense was primarily due to an increase of $162,000 in salaries and employee benefits, mostly attributable to deferred compensation expense and ESOP expense, and an increase of $128,000 in other expense which was mostly attributable to expenses related to reporting as a public company, including annual report issuance, Nasdaq fees and increased franchise tax.

It is likely that non-interest expenses will increase over the next several months, primarily due to two factors.  First, management plans to increase marketing in the second half of the year in support of key strategic initiatives.  Second, expenses will increase if the Compensation Committee of the Board of Directors takes action to allocate stock awards and stock options under the Company’s 2008 Equity Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 11, 2008.  The amount of each of these expenditures is unknown at this time due to the number of variables that could influence the final costs.  It is likely that our net income will decrease as a result of these higher non-interest expenses.

Income Taxes. Income tax expense for the three months ended June 30, 2008 was $193,000 compared to an income tax benefit of $14,000 for the same period in 2007.   The federal effective income tax ratio (federal income taxes divided by income before taxes) was 26.0% for the second quarter of 2008.  A lower effective federal income tax rate than the statutory rate of 35% was primarily due to the increase in income before taxes.

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

We recorded a provision for loan losses of $80,000 for the three months ended June 30, 2008 compared to a provision of $21,000 for the three months ended June 30, 2007.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to growth in the Bank’s loan portfolio and, to a lesser extent, changes in economic conditions, and the mix of loans in the Bank’s portfolio.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General.  Net income increased $1.2 million to $1.1 million for the six months ended June 30, 2008 compared to a net loss of $26,000 for the six months ended June 30, 2007, primarily due to increases of $1.7 million in net interest income and $305,000 in non-interest income. These positive factors were partially offset by increases of $434,000 in non-interest expense, $325,000 in the provision for loan losses and an increase of $98,000 in the provision for income taxes.

Net Interest Income.  Net interest income increased $1.7 million, or 49.5%, to $5.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Total interest income increased by $1.8 million or 28.4%, to $8.2 million for the six months ended June 30, 2008 compared to the prior year period.  Income on interest-earning deposits at other banks decreased by 32.7% to $111,000 during the six months ended June 30, 2008 as the average outstanding balance declined by $1.6 million, or 26.9%, to $4.4 million during the period, primarily as a result of a decrease in interest rates and an increased investment in securities.

Interest income on loans increased by 14.6% to $4.2 million as of June 30, 2008 compared to June 30, 2007 as average outstanding loans increased by $35.3 million, or 35.0%, to $136.1 million, while the yield on the portfolio fell by 113 basis points, due primarily to competitive pressures in the market and the lower prime lending rate resulting from the Federal Reserve’s aggressive cuts in the target fed funds rate during the first quarter of 2008.

Interest income on investment securities increased by $1.3 million, or 53.5%, to $3.8 million as compared to the same period one year ago as average balances increased $44.0 million and average yields increased 18 basis points.

Total interest expense increased $103,000 or 3.5% to $3.0 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  The average balance of interest-bearing deposits decreased 8.0% to $154.8 million as of June 30, 2008 compared to June 30, 2007.  Interest paid on interest-bearing deposits declined by $561,000, or 19.2%, to $2.4 million for the six-month period ended June 30, 2008 as the average interest rate paid declined 44 basis points, primarily as a result of lower interest rates paid due to the Federal Reserve’s actions to lower the target fed funds rate.  The decline in interest-bearing deposits was partially due to increased competition for deposits across all markets.  Another factor contributing to the decline was that during the first six months of 2008, an average of $3.9 million in interest-bearing deposits were converted by customers to securities sold under agreements to repurchase.

The decrease in interest paid on interest-bearing deposits was mostly offset by an increase of $443,000 in interest paid on FHLB advances, repurchase agreements and other borrowings as these borrowings increased to an average of $33.8 million at June 30, 2008, compared to $201,000 for the same period last year.  Additionally, during the second quarter of 2008, the Bank entered into a balance sheet leverage transaction whereby it borrowed approximately $35.0 million in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in US Agency pass through Mortgage Backed Securities (the “Securities”), which were pledged as collateral.  The borrowings have original maturity dates ranging from four to ten years, with a weighted average maturity of 6.9 years and have a call option starting with periods ranging from four to ten years and are continuously callable after the initial call date.  The leverage transaction increased interest expense by $221,000.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2008 and 2007.

		Average Balance Sheet for the
		Six Months Ended June 30,
		2008			2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$4,379	$111	5.10%	$5,987	$165	5.56%
Loans	136,052	4,209	6.22%	100,794	3,672	7.35%
Investment securities	135,526	3,797	5.63%	91,556	2,474	5.45%
Other interest-earning assets	4,474	104	4.67%	4,883	92	3.80%
Total interest-earning assets	280,431	8,221	5.90%	203,220	6,403	6.35%

Noninterest-earning assets	12,557			11,172
Total	$292,988			$214,392

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$154,815	$2,367	3.07%	$168,267	$2,928	3.51%
FHLB advances and other borrowings	33,815	448	2.66%	201	6	6.02%
Long-term borrowings at other banks	11,923	221	3.73%	-	-
Total Interest-Bearing Liabilities	200,553	3,036	3.04%	168,468	2,934	3.51%

Noninterest-bearing deposits	9,580			9,959
Other noninterest-bearing liabilities	2,829			3,516
Shareholders' equity	80,026			32,449

Total	$292,988			$214,392

Net Interest Income		$5,185			$3,469

Net Interest Margin			3.72%			3.44%

Interest rate spread			2.86%			2.84%

Average interest-earning assets to
average interest-bearing liabilities			139.83%			120.63%

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

	Six Months Ended
	June 30, 2008 Compared to June 30, 2007
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(29)	$(25)	$(54)
Loans	1,191	(654)	537
Investment securities	1,137	186	1,323
Other interest-earning assets	(20)	32	12
Total Earning Assets	2,279	(461)	1,818

Interest paid on:
Interest bearing deposits	95	(656)	(561)
FHLB advances and other borrowings	445	(2)	443
Long-term borrowings at other banks	221	-	221
Total Interest-Bearing Liabilities	761	(658)	103
Net Interest Income	$1,518	$197	$1,715

Provision for Loan Losses.  For the six months ended June 30, 2008, we recorded a provision for loan losses of $357,000 compared to a provision of $32,000 for the six months ended June 30, 2007.

Non-interest Income. The following table summarizes non-interest income for the six months ended June 30, 2008 and 2007 and the percentage change for each category of income.

	Six Months Ended June 30,
	2008	2007	% Change
	(Dollars in thousands)
Non-interest Income
Customer service and other fees	$ 577	$ 554	4.15%
Loan servicing and other fees	21	142	(85.21)%
Net gains on mortgage loan sales	327	455	(28.13)%
Net gain on sales of other real estate owned	-	7	(100.00)%
Net realized gain on sales of available-for-sale securities	36	(329)	(110.94)%
Net gain on sales of assets-held-for sale	295	-	100.00%
Commissions on insurance and brokerage	150	200	(25.00)%
Net loss on premises and equipment	(37)	17	(317.65)%
Other	21	39	(46.15)%
Total noninterest income	$ 1,390	$ 1,085	28.11%

Non-interest income increased $305,000, or 28.1%, to $1.4 million for the six months ended June 30, 2008 compared to $1.1 million for the corresponding period in 2007.   The increase in non-interest income was primarily due to gains on the sales of available-for-sale securities of $36,000 during the first six months of 2008 compared to losses on the sales of available-for-sale securities of $329,000 during the first six months of 2007.  Additionally, non-interest income increased due to gains on the sale of other assets held for sale of $295,000 ($182,045, net of tax), the majority of which was related to the March 27, 2008, sale of the Bank’s former headquarters.

Non-interest Expense. The following table summarizes non-interest expense for the six months ended June 30, 2008 and 2007 and the percentage change for each expense category.

	Six Months Ended June 30,
	2008	2007	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$ 2,945	$ 2,562	14.95%
Net occupancy expense	240	327	(26.61)%
Equipment expense	288	275	4.73%
Data processing fees	381	348	9.48%
Professional fees	325	258	25.97%
Marketing expense	133	115	15.65%
Office expense	141	136	3.68%
Losses on foreclosed assets, net	3	15	(80.00)%
Insurance expense	44	44	0.00%
Mortgage loan outsourced servicing	26	115	(77.39)%
Other	539	436	23.62%
Total noninterest expense	$ 5,065	$ 4,631	9.37%

Total non-interest expense increased $434,000, or 9.4% to $5.1 million for the six months ended June 30, 2008 as compared to the same period in 2007.  The increase in non-interest expense was primarily due to an increase of $383,000 in salaries and employee benefits which was mostly attributable to deferred compensation expense and ESOP expense and a $103,000 increase in other expense primarily related to expenses related to reporting as a public company, including annual report issuance, Nasdaq fees and increased franchise tax.

It is likely that non-interest expenses will increase over the next several months, primarily due to two factors.  First, management plans to increase marketing expenses in the second half of the year in support of key strategic initiatives.  Second, expenses will increase if the Compensation Committee of the Board of Directors takes action to allocate stock awards and stock options under the Company’s 2008 Equity Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 11, 2008.  The amount of each of these expenditures is unknown at this time due to the number of variables that could influence the final costs.  It is likely that our net income will decrease as a result of these higher non-interest expenses.

Income Taxes. Income tax expense for the six months ended June 30, 2008 was $15,000 compared to an income tax benefit of $83,000 for the same period in 2007.  The federal effective income tax ratio (federal income taxes divided by income before taxes) was 1.3% for the six months ended June 30, 2008.  During the first quarter of 2008, management revised its estimate of FIN 48 liability which resulted in a lower effective federal income tax rate than the statutory rate of 35%.  Due to the revised estimate, $251,000 of the FIN 48 liability was reversed leaving a remaining FIN 48 liability of $106,000 as of March 31, 2008.  The Company chose to continue its policy for recording interest related to unrecognized tax benefits and penalties in other non-interest expense.  This favorable impact was mostly offset by the increase in tax expense due to the increase of $1.3 million in income before taxes.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, borrowings from the Federal Home Loan Bank of Cincinnati and borrowings from other financial institutions. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents, which includes interest-bearing deposits at other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $7.0 million. Securities classified as available-for-sale, totaling $153.1 million at June 30, 2008, provide additional sources of liquidity. In addition, at June 30, 2008, our maximum collateral borrowing capacity was approximately $62.8 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2008, we had $43.6 million of Federal Home Loan Bank advances outstanding.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

The following table includes the Bank’s capital ratios as of June 30, 2008:

Tier 1 Core Capital (to adjusted total assets)	16.32%
Tangible Equity Ratio (to tangible assets)	16.32%
Tier 1 Risk-Based Capital (to risk-weighted assets)	26.89%
Total Risk-Based Capital (to risk-weighted assets)	27.81%

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

For the six months ended June 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effects of Inflation and Changing Prices.  The unaudited condensed consolidated interim financial statements and related financial data presented in this interim report have been prepared according to GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  However, management is monitoring the recent increases in inflationary pressure, due to surging energy and food prices, to determine whether the Bank my be negatively impacted by a higher than normal increase in the inflation rate over the next several months.  Interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at June 30, 2008, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 20, 2008.

Item 4T.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 20, 2008.  As of June 30, 2008, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

a.	An annual meeting of shareholders of the Company was held June 11, 2008 (the “Annual Meeting”).

b.	Not applicable

c.	The items voted upon at the Annual Meeting and the vote for each proposal were, as follows:

1.	Election of directors.

Election of directors for a one-year term.

Nominee	For	Withheld
Vernon M. Carrigan	4,349,960	69,366
John T. Halliburton	4,413,926	5,400
David L. Watson	4,414,026	5,300

Election of directors for a two-year term.

Nominee	For	Withheld
Robert E. Durrett, III	4,414,026	5,300
William Lawson Mabry	4,414,026	5,300
Michael E. Wallace	4,404,626	14,700

Election of directors for a three-year term.

Nominee	For	Withheld
William G. Beach	4,414,001	5,325
Earl O. Bradley, III	4,413,826	5,500
William H. Orgain	4,414,026	5,300

2.           The approval of the First Advantage Bancorp 2008 Equity Incentive Plan.

For	Against	Abstain	Broker Non-Vote
3,292,907	340,875	15,381	770,163

3.	The ratification of the appointment of BKD, LLP as independent auditors of the Company for the fiscal year ending December 31, 2008.

For	Against	Abstain
4,294,866	103,060	21,400

Item 5. Other Information.

None

Item 6. Exhibits

3.1	Charter of First Advantage Bancorp (1)
3.2	Bylaws of First Advantage Bancorp (1)
4.0	Form of Stock Certificate of First Advantage Bancorp (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

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

FIRST ADVANTAGE BANCORP

Dated: August 8, 2008	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: August 8, 2008	By: /s/Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer