Form 10-Q
period 2008-09-30
First Advantage Bancorp
filed 2008-11-13
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [X]     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer [ ]	Accelerated Filer [ ]
	Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No  [X]

The number of shares outstanding of the registrant’s common stock as of November 12, 2008 was 5,264,683.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands)	September 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Cash and due from banks	$4,709	$3,209
Interest-bearing demand deposits at other banks	295	970
Time deposits at other banks	2,585	-
Federal funds sold	-	4,897
Cash and cash equivalents	7,589	9,076

Available-for-sale securities, at fair value	132,899	112,817
Loans held for sale	2,296	1,867
Loans, net of allowance for loan losses of $2,039 and $1,510 at September 30, 2008 and December 31, 2007, respectively	163,578	115,959
Premises and equipment, net	7,736	7,136
Mortgage servicing rights	-	9
Other assets held for sale	-	381
Federal Home Loan Bank stock	2,988	2,872
Accrued interest receivable	1,686	1,535
Income taxes receivable	1,748	1,018
Deferred tax asset	5,726	-
Other assets	1,058	733
Total assets	$327,304	$253,403

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$11,949	$10,490
Savings, checking and money market	76,354	69,119
Time certificates	84,183	90,245
Total deposits	172,486	169,854

Securities sold under agreement to repurchase	6,626	891
Federal Home Loan Bank advances	41,690	-
Borrowings with other banks	35,000	-
Deferred tax liability	-	96
Interest payable and other liablilities	3,321	3,057
Total liabilities	259,123	173,898
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at September 30, 2008 or December 31, 2007	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 5,264,683 shares issued and 4,575,811 and 4,752,251 outstanding at September 30, 2008 and December 31, 2007, respectively	53	53
Additional paid in capital	51,969	51,596
Common stock acquired by benefit plan:
Restricted stock - Benefit plans	(783)	(438)
Unallocated common stock held by:
Employee Stock Ownership Plan trust	(3,843)	(4,001)
Benefit plans	(3,156)	(1,073)
Retained earnings	23,573	32,230
Accumulated other comprehensive income	368	1,138
Total shareholders' equity	68,181	79,505
Total liabilities and shareholders' equity	$327,304	$253,403

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and Dividend Income
Loans	$2,377	$1,913	$6,586	$5,585
Investment securities	2,152	1,311	5,949	3,785
Other	96	83	311	340
Total interest and dividend income	4,625	3,307	12,846	9,710
Interest Expense
Deposits	1,181	1,544	3,548	4,472
Securities sold under agreement to repurchase and other short-term borrowings	46	-	119	-
Federal Home Loan Bank advances	250	11	625	17
Borrowings with other banks	322	-	543	-
Total interest expense	1,799	1,555	4,835	4,489
Net Interest Income	2,826	1,752	8,011	5,221
Provision (Credit) for Loan Losses	193	(410)	550	(378)
Net Interest Income After Provision (Credit) for Loan Losses	2,633	2,162	7,461	5,599
Noninterest Income
Customer service and other fees	308	271	885	825
Loan servicing and other fees	13	31	34	173
Net gains on mortgage loan sales	140	215	467	670
Net gain on sales of other real estate owned	-	-	-	7
Net loss on sales of available-for-sale securities	(2,584)	(2)	(2,548)	(331)
Other-than-temporary impairment on available-for-sale securities	(13,577)	-	(13,577)	-
Net gain on sales of other assets held-for-sale	-	-	295	-
Commissions on insurance and brokerage	79	96	229	296
Net gain (loss) on premises and equipment	-	-	(37)	17
Other	3	(29)	24	10
Total noninterest income	(15,618)	582	(14,228)	1,667
Noninterest Expense
Salaries and employee benefits	1,508	1,331	4,453	3,893
Net occupancy expense	128	132	368	459
Equipment expense	175	89	463	364
Data processing fees	194	169	575	517
Professional fees	160	158	485	416
Marketing expense	73	104	206	219
Office expense	73	74	214	210
Losses on foreclosed assets, net	-	3	3	18
Insurance expense	21	22	65	66
Mortgage loan outsourced servicing	10	41	36	156
Other	295	243	834	679
Total noninterest expense	2,637	2,366	7,702	6,997
Income (Loss) Before Income Taxes	(15,622)	378	(14,469)	269
Provision (Credit) for Income Taxes	(6,090)	137	(6,075)	54
Net Income (Loss)	$(9,532)	$241	$(8,394)	$215
Per common share:
Basic net earnings per common share	$(2.04)	N/A	$(1.77)	N/A
Diluted net earnings per common share	$(2.04)	N/A	$(1.77)	N/A
Dividends declared per common share	$0.05	N/A	$0.05	N/A
Basic weighted average common shares outstanding	4,677,316	N/A	4,734,131	N/A
Diluted weighted average common shares outstanding	4,677,316	N/A	4,734,131	N/A
See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)
				Common	Accumulated
		Additional		Stock	Other	Total
	Common	Paid-in	Retained	Acquired by	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Benefit Plans	Income (Loss)	Equity
Balance at January 1, 2007			$32,485		$404	$32,889
Comprehensive Income, net of tax:
Net income	-	-	215	-	-	215
Change in unrealized appreciation
of available-for-sale securities, net of tax	-	-	-	-	17	17
Total Comprehensive Income	-	-	-	-	-	232
Balance at September 30, 2007	-	-	$32,700	-	$421	$33,121

Balance at January 1, 2008	$53	$51,596	$32,230	$(5,512)	$1,138	$79,505
Comprehensive Income, net of tax:
Net loss	-	-	(8,394)	-	-	(8,394)
Change in unrealized depreciation
of available-for-sale securities, net of tax	-	-	-	-	(770)	(770)
Total Comprehensive Loss	-	-	-	-	-	(9,164)
Dividends payable $0.05 per common share			(263)			(263)
Release of Employee Stock Ownership Plan (ESOP) shares	-	26	-	158	-	184
Purchase and release of restricted stock plan shares, net	-	347		(2,428)	-	(2,081)
Balance at September 30, 2008	$53	$51,969	$23,573	$(7,782)	$368	$68,181

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income (loss)	$(8,394)	$215
Items not requiring (providing) cash
Depreciation and amortization	350	295
Provision (credit) for loan losses	550	(378)
Decrease in provision for uncertain tax positions	251	-
Amortization of unearned compensation for restricted stock	348	-
Accretion of premiums and discounts on securities	(178)	(85)
Amortization of loan-servicing rights	9	31
Deferred income taxes	(5,276)	234
ESOP plan expense	184	-
Net realized loss on available-for-sale securities	2,548	331
Other-than-temporary impairment on available-for-sale securities	13,577	-
Net realized gain on sale of other real estate owned	-	(7)
Net gain on assets held for sale	(295)	-
Federal Home Loan Bank stock dividends	(116)	-
Net (gain) loss on sale of premises and equipment	38	(17)
Originations of loans held for sale	(24,054)	(28,551)
Proceeds from loans sold	23,625	28,700
Changes in
Interest receivable and other assets	(833)	(1,222)
Interest payable and other liabilities	(623)	(190)
Net cash provided by (used in) operating activities	1,711	(644)
Investing Activities
Purchases of available-for-sale securities	(67,969)	(44,121)
Proceeds from maturities of and repayments of available-for-sale securities	20,435	10,288
Proceeds from sales of available-for-sale securities	10,188	24,059
Net change in loans	(48,169)	(3,648)
Purchase of premises and equipment	(988)	(959)
Proceeds from sale of premises and equipment	-	68
Purchase of other assets held for sale	(159)	-
Proceeds from sale of other assets	835	-
Proceeds from the sale of foreclosed assets	-	998
Net cash used in investing activities	(85,827)	(13,315)
Financing Activities
Net increase in demand deposits, money market, checking and savings accounts	8,694	7,441
Net decrease in certificates of deposit	(6,062)	(1,868)
Net change in repurchase agreement and other short-term borrowings	5,735	-
Net change in Federal Home Loan Bank advances - short-term	31,690	-
Net change in Federal Home Loan Bank advances - long-term	10,000	-
Proceeds from long-term borrowings at other banks	35,000	-
Stock purchased by benefit plans	(2,428)	-
Net cash provided by financing activities	82,629	5,573
Decrease in Cash and Cash Equivalents	(1,487)	(8,386)
Cash and Cash Equivalents, Beginning of Period	9,076	16,749
Cash and Cash Equivalents, End of Period	$7,589	$8,363
Supplemental Cash Flow Information:
Interest paid	3,835	4,553
Real estate acquired in settlement of loans	-	78
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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and the Bank.  The Company does not own or lease any property but instead uses the premises, equipment and other property of First Federal.  The Company makes payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein, relates primarily to First Federal.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included.    The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  Due to the completion of the Conversion on November 29, 2007, the results reported for the periods ended September 30, 2007 are the results of the Bank only. The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on March 20, 2008.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008 and the effects were not material to the Company’s financial position, results of operation or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities that use fair value.  SFAS No.157 applies whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This statement also requires additional disclosures in both annual and quarterly reports.  As initially adopted, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS No.157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Accordingly, the Company adopted SFAS 157 in the first quarter of 2008.  See disclosures about fair value measurements in note 7 below.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS No. 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and instructs how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company is currently evaluating the effect, if any, that the adoption of this statement will have on the Company’s financial position, results of operation or cash flows.

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

NOTE 4 – EARNINGS PER COMMON SHARE

Basic earnings per share represent earnings available to common stockholders divided by the adjusted weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Because the Company recorded a net loss for the three and nine months ended September 30, 2008, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same as basic loss per share in those periods.  Due to the Company’s net loss for the three and nine months ended September 30, 2008, there were 602,399 and 528,181, respectively, potentially dilutive securities excluded from the calculations of earnings per share for both periods.

Basic and diluted earnings per share are computed as follows:

(Unaudited - Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(9,532)	$241	$(8,394)	$215

Weighted-average shares - Basic EPS	4,677,316	N/A	4,734,131	N/A
Weighted-average shares - Diluted EPS	4,677,316	N/A	4,734,131	N/A
Basic loss per common share	$(2.04)	N/A	$(1.77)	N/A
Diluted loss per common share	$(2.04)	N/A	$(1.77)	N/A

NOTE 5 – EQUITY INCENTIVE PLAN

Stock Options

Under the Company’s 2008 Equity Incentive Plan, which was approved by the Company’s stockholders at the annual meeting of stockholders held on June 11, 2008, the Company may grant stock options to its directors, officers and employees for up to 526,468 shares of common stock.  Both incentive stock options and non-qualified stock options may be granted under the Plan.  The exercise price for each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years.  The vesting period for all options is five years from the date of grant.  The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

On August 11, 2008, the Company granted 494,774 stock options under the Plan. A summary of the options under the Plan as of September 30, 2008, and changes since the grant date, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Granted – August 11, 2008	494,774	$10.30	9.875	$2.34
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2008	494,774	$10.30	9.875	$2.34
Exercisable at September 30, 2008	-	-	-	-

The Company used the following assumptions with respect to its stock option grants for the nine months ended September 30, 2008:

Dividend yield	2.00%
Expected volatility	21.86%
Risk-free interest rate	3.50%
Expected life	6.5 years
Weighted average exercise price	$10.30
Weighted average fair value	$ 2.34

Since the grant date of August 11, 2008, stock option share based compensation expense applicable to the Plan was $29,000 and the related tax benefit was $11,000.  No options have vested as of September 30, 2008.  As of September 30, 2008, unrecognized stock-based compensation expense related to nonvested options amounted to $1.1 million.  This amount is expected to be recognized over a period of 4.875 years.

Stock Awards

Under the Company’s 2008 Equity Incentive Plan, the Company may also grant stock awards to its directors, officers and employees for up to 210,587 shares of common stock.  The stock awards vest at a rate of 20% per year from the date of grant.  The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation.  Unearned compensation is amortized over the applicable vesting period.  Since the grant date of August 11, 2008, the Company has recorded compensation cost related to stock awards of approximately $52,000 and a $20,000 related tax benefit.  No stock awards have vested as of September 30, 2008.  As of September 30, 2008, the unrecognized stock-based compensation expense related to nonvested stock awards amounted to $2.0 million.  This amount is expected to be recognized over a period of 4.875 years.

On August 11, 2008, the Company granted 201,562 stock awards under the Plan.  A summary of the awards under the Plan as of September 30, 2008, and changes since the grant date, is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Granted – August 11, 2008	201,562	$10.30
Vested	-	-
Forfeited	-	-
Balance at September 30, 2008	201,562	$10.30

NOTE 6 – ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

(Unaudited - Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance, beginning of period	$1,860	$2,008	$1,510	$2,025
Provision charged to expense	193	(410)	550	(378)
Charge-offs	(34)	(145)	(61)	(229)
Recoveries	20	16	40	51
Balance, end of period	$2,039	$1,469	$2,039	$1,469

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)
(Dollars in thousands)	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$132,899	--	$132,899	--

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically are a result of the application of lower of cost or market accounting or a write-down occurring during the period.  As of September 30, 2008 we did not have any nonrecurring fair value adjustments recorded.  The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

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

NOTE 8 – NEW BORROWINGS

During the second quarter of 2008, the Bank entered into a balance sheet leverage transaction whereby it borrowed approximately $35.0 million in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in US Agency pass through Mortgage Backed Securities (the “Securities”), which were pledged as collateral.  The Bank secured the borrowed funds by Securities valued at 116% of the outstanding principal balance of the borrowings.  The borrowings have original maturity dates ranging from four to ten years, with an initial weighted average maturity of 6.9 years. In addition, certain borrowings have a call option starting with periods ranging from two to three years after origination and are continuously callable after the initial call date.  The Bank also obtained advances from the Federal Home Loan Bank of Cincinnati which were used to fund asset growth during the first nine months of 2008.  FHLB advances were $41.7 million at September 30, 2008.  There were no FHLB advances outstanding at December 31, 2007.   Additionally, securities sold under agreements to repurchase totaled $6.6 million as of September 30, 2008 compared to $891,000 as of December 31, 2007.

NOTE 9 – OTHER-THAN-TEMPORARY IMPAIRMENT

Investments that we currently own could suffer declines in fair value that become other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary (“OTTI”), such investment is written-down to its fair value.  The amount written-down is recorded in earnings as a realized loss on investments.

During the third quarter of 2008 the estimated fair value of our investment grade perpetual callable securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) declined significantly.  On September 7, 2008, the U.S. Treasury announced a plan to place Freddie Mac and Fannie Mae under conservatorship and that dividend and debt service for these securities had been suspended.  We also held trust preferred securities (“PreTSLs”) which consisted primarily of financial institution trust preferred debt.  During the third quarter of 2008 these securities were put on negative credit watch and two of our holdings were downgraded by the rating agencies.  Additionally, deferrals and defaults in the market place increased significantly during this time period.   Consequently, due to the events which occurred during the third quarter of 2008, the general turmoil in the banking industry, and other factors, management determined that these investments were other-than-temporarily impaired.

During the three and nine months ended September 30, 2008, we recognized $13.6 million of pre-tax ($8.4 million after-tax) other-than-temporarily impaired investment write-downs.  In September 2008, we recorded impairment charges of $9.8 million pre-tax ($6.0 million after-tax) for our investment grade perpetual callable preferred securities issued by Freddie Mac and Fannie Mae, and we recorded impairment charges of $3.8 million pre-tax ($2.4 million after-tax) for our investment in PreTSLs investments.  These securities are treated as capital for tax purposes.  At September 30, 2008, the Company had adequate capital gains available in prior and subsequent periods to offset the OTTI charges.  There were no other-than-temporary impairment write-downs during the first nine months of 2007.

We continuously assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair value.  Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  We believe that our unrealized losses on investments, other than those discussed above, at September 30, 2008 are temporary and base this conclusion on our current understanding of the issuers of these securities and because we also may have the ability and intent to hold securities with realized losses for a sufficient amount of time for them to recover their values or reach maturity.  It is possible that we could recognize future impairment losses on some securities we own at September 30, 2008 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

NOTE 10 – INCOME TAXES

The credit for income taxes was $6.1 million and $6.1 million for the three-month and nine-month periods ended September 30, 2008, compared to an income tax provision of $137,000 and $54,000 for the same periods in 2007. The effective tax rate for the three-month and nine-month periods ended September 30, 2008 was (39.0)% and (42.0)%, respectively, compared to 36.2% and 20.1% for the same periods in 2007.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  The deferred tax asset or liability is calculated by applying enacted statutory tax rates, applicable to future years, to temporary differences.  As of September 30, 2008, the Company’s deferred tax assets totaled approximately $5.7 million and are primarily composed of OTTI charges related to investment grade perpetual callable preferred securities issued by Freddie Mac and Fannie Mae and PreTSLs investments.  SFAS No. 109, “Accounting for Income Taxes” requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not going to realize the benefit of the net deferred tax asset.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset.  At September 30, 2008 the Company had adequate capital gains available in prior and subsequent periods sufficient to offset capital losses resulting from OTTI charges.  From its evaluation the Company has concluded that based on the weight of available evidence the Company is more likely than not going to realize the benefit of its net deferred tax assets recorded at September 30, 2008. Accordingly, no valuation allowance has been established.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may occur in the future.  If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of September 30, 2008.

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At September 30, 2008, the Company had total assets of $327.3 million, deposits of $172.5 million and shareholders’ equity of $68.2 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total Assets. At September 30, 2008, total assets were $327.3 million, an increase of $73.9 million, or 29.2%, compared to $253.4 million at December 31, 2007.  The increase in assets was primarily attributable to a $47.6 million increase in net loans and a $20.1 million increase in investment securities, which were primarily funded by a $41.7 million increase in Federal Home Loan Bank advances.  Also, during the second quarter the Bank entered into a balance sheet leverage transaction, wherein the Bank borrowed approximately $35.0 million in multiple rate repurchase agreements and used the proceeds to purchase a like amount of US Agency pass through Mortgage Backed Securities with varying durations and maturities.

Cash and Cash Equivalents. Cash and cash equivalents were $7.6 million at September 30, 2008 compared to $9.1 million at December 31, 2007.  The decrease was due to the increased investment in loans and securities.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities including agency preferred stock and pooled trust preferred debt issues.  Total securities increased by $20.1 million, or 17.8%, to $132.9 million at September 30, 2008 compared to $112.8 million as of December 31, 2007. The increase in investment securities was funded primarily by advances from the Federal Home Loan Bank of Cincinnati and the balance sheet leverage transaction completed in the second quarter of 2008.  In that leverage transaction, the Bank borrowed approximately $35.0 million in multiple rate repurchase agreements with an initial weighted average cost of 3.67%.  The borrowings mature in time periods ranging from four to ten years with an initial weighted average maturity of 6.9 years.  In addition, certain borrowings have a call option beginning with periods ranging from two to three years after origination and are continuously callable after the initial call date.   The Bank used the proceeds from the borrowing to purchase a similar amount of US Agency pass through Mortgage Backed Securities (the “Securities”).  The Securities had an initial weighted average yield of 5.25% and an initial stated weighted average remaining maturity of 27 years.  The estimated weighted average life of the Securities was 6.21 years.  The leverage transaction added a total of approximately $206,000 to net interest income during the second and third quarter of 2008. Management recognizes the inherent risk associated with our investment activities including the leverage transaction.  Those risks include, but are not limited to, interest rate risk, reinvestment risk and liquidity risk.

Investments that we currently own could suffer declines in fair value that become other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an OTTI on investments.  During the three and nine months ended September 30, 2008, we recognized $13.6 million pre-tax ($8.4 million after-tax) other-than-temporarily impaired investment write-downs.  In September 2008, we recorded impairment charges of $9.8 million pre-tax ($6.0 million after-tax) for our investment grade perpetual callable preferred securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”), and we recorded impairment charges of $3.8 million pre-tax ($2.4 million after-tax) for our pooled trust preferred securities (“PreTSLs”).  These securities are treated as capital for tax purposes.  At September 30, 2008, the Company had adequate capital gains available in prior and subsequent periods to offset the OTTI charges.  There were no other-than-temporary impairment write-downs during the first nine months of 2007.  We also recorded $2.6 million pre-tax ($1.6 million after-tax) in realized losses from the sale of Fannie Mae perpetual preferred stock during the third quarter of 2008.  As of November 12, 2008, we continue to hold approximately 59,000 and 380,000 shares, respectively, of Freddie Mac and Fannie Mae preferred securities.

Loans.  Net loans increased $47.6 million, or 41.1%, to $163.6 million at September 30, 2008 compared to $116.0 million as of December 31, 2007.  The increase in total loans was primarily due to continued strong business development and strong local economy. During the first nine months of 2008 our primary growth was in nonresidential real estate loans, which grew $19.3 million, or 71.1%, to $46.5 million and commercial loans, which grew $9.1 million, or 79.8%, to $20.5 million as of September 30, 2008.  Non-performing assets (consisting of non-accrual loans) totaled $808,000 at September 30, 2008 and $836,000 at December 31, 2007.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

Loan Loss Allowance.  The allowance for loan losses increased by $529,000, or 35.0%, to $2.0 million at September 30, 2008 compared to $1.5 million as of December 31, 2007. The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to the inherent risk in the growth in the loan portfolio and, to a lesser extent, changes in economic conditions and changes in the mix of loans in the Bank’s portfolio.

Deposits. Total deposits increased by $2.6 million, or 1.5%, to $172.5 million at September 30, 2008 compared to $169.9 million as of December 31, 2007.  Deposit growth would have been greater if not for the conversion by customers of $5.7 million of deposits to securities sold under agreements to repurchase during the first nine months of 2008.

Borrowings.   During the second quarter of 2008, the Bank entered into a balance sheet leverage transaction whereby it borrowed approximately $35.0 million in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in US Agency pass through Mortgage Backed Securities (the “Securities”), which were pledged as collateral.  The Bank secured the borrowed funds by Securities valued at 116% of the outstanding principal balance of the borrowings.  The borrowings have original maturity dates ranging from four to ten years, with an initial weighted average maturity of 6.9 years and certain borrowings have a call option starting with periods ranging from two to three years after origination and are continuously callable after the initial call date.  The Bank also obtained advances from the Federal Home Loan Bank of Cincinnati which were used to fund asset growth during the first nine months of 2008.  FHLB advances were $41.7 million at September 30, 2008. There were no FHLB advances outstanding at December 31, 2007.   Additionally, securities sold under agreements to repurchase totaled $6.6 million as of September 30, 2008 compared to $891,000 as of December 31, 2007.

Shareholders’ Equity. Total shareholders’ equity decreased by $11.3 million, or 14.2%, to $68.2 million as of September 30, 2008, compared to $79.5 million as of December 31, 2007.  The decrease in shareholders’ equity was due primarily to the $8.4 million net loss realized during the nine months ended September 30, 2008.  Additionally, $2.4 million was used to fund a trust to purchase common stock to fund restricted stock awards granted during the third quarter of 2008 under the Company’s Equity Incentive Plan.  We also experienced a decline of $770,000 in accumulated other comprehensive income to $368,000 at September 30, 2008, compared to $1.1 million at December 31, 2007, due to market valuation adjustments.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General.  A net loss of $9.5 million was recorded for the three months ended September 30, 2008 compared to net income of $241,000 for the three months ended September 30, 2007, primarily due to the non-cash charge of $9.8 million pre-tax ($6.0 million after-tax) related to other-than-temporary impairment realized on investment grade perpetual callable preferred stock issued by Freddie Mac and Fannie Mae and a non-cash charge of $3.8 million pre-tax ($2.4 million after-tax) related to an other-than-temporary impairment realized on pooled trust preferred securities.  We also recorded $2.6 million pre-tax ($1.6 million after-tax) in realized losses from the sale of Fannie Mae perpetual preferred stock during the third quarter of 2008.  Additionally, earnings for the third quarter of 2008 were negatively impacted by a $603,000 increase in the provision for loan losses and a $271,000 increase in non-interest expense. These negative factors were somewhat offset by increases of $1.1 million in net interest income and a $6.1 million credit in the provision for income taxes for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.

Net Interest Income.  Net interest income increased $1.1 million, or 61.3%, to $2.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Total interest income increased by $1.3 million or 39.9%, to $4.6 million for the three months ended September 30, 2008 compared to the prior year period.  Income on interest-earning deposits at other banks increased by 50.0% to $54,000 during the three months ended September 30, 2008 as the average outstanding balance increased by $423,000, or 15.4%, to $3.2 million during the period, primarily as a result of an increase in interest rates.

Interest income on loans increased by 24.3% to $2.4 million for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 as average outstanding loans increased by $53.0 million, or 49.9%, to $159.2 million, while the yield on the portfolio fell by 120 basis points, due primarily to competitive pressures and lower lending rates driven by the Federal Reserve’s actions to lower the target fed funds rate.

Interest income on investment securities increased by $841,000, or 64.1%, to $2.2 million from the same period one year ago as average balances increased by $54.5 million, or 58.8%, to $147.1 million, while the average yield increased by 20 basis points.  Interest income on investment securities for the third quarter of 2008 included approximately $251,000 of dividend income related to agency preferred securities.  Due to the actions of the U.S. Treasury which placed Fannie Mae and Freddie Mac under conservatorship during the third quarter and suspended all future dividend payments on Fannie Mae and Freddie Mac preferred stock, we do not expect to receive such dividend income in the future.  The increase in investment balances was primarily due to investment of the proceeds of the Company’s stock offering which was completed in the fourth quarter of 2007 and a balance sheet leverage transaction the Bank entered into in the second quarter of 2008 wherein the Bank borrowed approximately $35.0 million and used the proceeds to purchase a like amount of U.S. Agency pass-through mortgage backed securities with varying durations and maturities.

Total interest expense increased by $244,000 or 15.7% to $1.8 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  The average balance of interest-bearing deposits decreased 7.2% to $158.9 million for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.  Interest paid on interest-bearing deposits declined by $363,000, or 23.5%, to $1.2 million for the three month period ended September 30, 2008 as the average interest rate paid declined 62 basis points, primarily as a result of lower interest rates paid due to the Federal Reserve’s actions to lower the target fed funds rate.  The decline in interest-bearing deposits was partially due to increased competition for deposits across all markets. Additionally, customers converted an average of $5.3 million of deposits into securities sold under agreements to repurchase during the quarter ending September 30, 2008.  There were no securities sold under agreements to repurchase during the quarter ended September 30, 2007.  The decrease in interest paid on interest-bearing deposits was mostly offset by an increase of $285,000 in interest paid on FHLB advances and other borrowings which increased to an average balance of $46.5 million for the quarter ended September 30, 2008, compared to $778,000 for the same period last year.  Increased FHLB advances were used primarily to fund loan growth.  Additionally, the Company’s leverage transaction that occurred during the second quarter of 2008 added $322,000 of additional interest expense during the third quarter of 2008.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2008 and 2007.

		Average Balance Sheet for the
		Three Months Ended September 30,
		2008			2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$ 3,173	$ 54	6.77%	$ 2,750	$ 36	5.19%
Loans	159,227	2,377	5.94%	106,223	1,913	7.14%
Investment securities	147,093	2,152	5.82%	92,628	1,311	5.62%
Other interest-earning assets	4,231	42	3.95%	4,878	47	3.82%
Total interest-earning assets	313,724	4,625	5.86%	206,479	3,307	6.35%

Noninterest-earning assets	15,719			11,929
Total	$ 329,443			$ 218,408

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$ 158,876	$ 1,181	2.96%	$ 171,192	$ 1,544	3.58%
FHLB advances and other borrowings	46,532	296	2.53%	778	11	5.61%
Long-term borrowings at other banks	35,000	322	3.66%	-	-
Total Interest-Bearing Liabilities	240,408	1,799	2.98%	171,970	1,555	3.59%

Noninterest-bearing deposits	10,577			10,378
Other noninterest-bearing liabilities	2,894			3,770
Shareholders' equity	75,564			32,290

Total	$ 329,443			$ 218,408

Net Interest Income		$ 2,826			$ 1,752

Net Interest Margin			3.58%			3.37%

Interest rate spread			2.88%			2.76%

Average interest-earning assets to
average interest-bearing liabilities			130.50%			120.07%

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes due to both volume and rate that cannot be segregated have been allocated proportionately based on the amounts of change in each.  The net column represents the sum of the rate and volume columns.

	Three Months Ended
	September 30, 2008 Compared to September 30, 2007
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars In Thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(52)	$70	$18
Loans	1,004	(540)	464
Investment securities	615	226	841
Other interest-earning assets	(13)	8	(5)
Total Earning Assets	1,554	(236)	1,318

Interest paid on:
Interest bearing deposits	514	(877)	(363)
FHLB advances and other borrowings	289	(4)	285
Long-term borrowings at other banks	322	-	322
Total Interest-Bearing Liabilities	1,125	(881)	244
Net Interest Income	$429	$645	$1,074

Non-interest Income. The following table summarizes non-interest income for the three months ended September 30, 2008 and 2007 and the percentage change for each category of income.

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Non-interest Income
Customer service and other fees	$308	$271	13.65%
Loan servicing and other fees	13	31	(58.06	) %
Net gains on mortgage loan sales	140	215	(34.88	) %
Net loss on sales of available-for-sale securities	(2,584)	(2)	(129300.00	) %
Other-than-temporary impairment on available-for-sale securities	(13,577)	-	(100.00	) %
Commissions on insurance and brokerage	79	96	(17.71	) %
Other	3	(29)	110.34%
Total noninterest income	$(15,618)	$582	(2783.51	) %

Total non-interest income was a loss of $15.6 million for the three months ended September 30, 2008, a decrease of $16.2 million from the comparable period of 2007.  The decrease for the three months ended September 30, 2008 was primarily attributable to the $13.6 million pre-tax ($8.4 million after-tax) charge for other-than-temporary impairments on investment securities and $2.5 million pre-tax ($1.5 million after-tax) of realized losses on the sale of investment securities.  Gains from the sale of mortgage loans declined $75,000 or 34.9% to $140,000 for the three months ended September 30, 2008 compared to $215,000 for the three months ended September 30, 2007, primarily due to a decline in real estate sales in the Bank’s market area during 2008 and tightening of credit underwriting criteria by the secondary-markets.  Additionally loan servicing and other fees decreased $18,000 or 58.1% and commissions on insurance and brokerage decreased $17,000 or 17.7% during the third quarter of 2008 compared to the third quarter of 2007.  These decreases in non-interest income were partially offset by an increase in customer service and other fee income of $37,000 or 13.7% to $308,000 for the third quarter of 2008 compared to $271,000 for the third quarter of 2007

Non-interest Expense. The following table summarizes non-interest expense for the three months ended September 30, 2008 and 2007 and the percentage change for each expense category.

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$1,508	$1,331	13.30%
Net occupancy expense	128	132	(3.03	) %
Equipment expense	175	89	96.63%
Data processing fees	194	169	14.79%
Professional fees	160	158	1.27%
Marketing expense	73	104	(29.81	) %
Office expense	73	74	(1.35	) %
Losses on foreclosed assets, net	-	3	(100.00	) %
Insurance expense	21	22	(4.55	) %
Mortgage loan outsourced servicing	10	41	(75.61	) %
Other	295	243	21.40%
Total noninterest expense	$2,637	$2,366	11.45%

Total non-interest expense increased $271,000, or 11.5% to $2.6 million for the three months ended September 30, 2008 as compared to the same period in 2007.  The increase in non-interest expense for the third quarter of 2008 as compared to the third quarter of 2007 was primarily due to an increase of $177,000 in salaries and employee benefits, mostly attributable to deferred compensation expense, compensation expense related to stock awards granted under the Company’s 2008 Equity Incentive Plan and ESOP expense,  an increase of $86,000 in equipment expense which was mostly attributable to expenses related to renovations and fit-up of two branch locations, an increase of $52,000 in other non-interest expense which was mostly related to employee training and travel expense and an increase of $25,000 in data processing fees.  These increases in non-interest expense were partially offset by decreases of $31,000 in marketing expense and $31,000 for mortgage loan outsourced serving fees.

Income Taxes.  Income tax benefit for the three months ended September 30, 2008 was $6.1 million compared to an income tax provision of $137,000 for the same period in 2007.   The federal effective income tax rate (federal income taxes divided by income before taxes) was (39.0)% for the third quarter of 2008.  Under federal tax law that was in effect at September 30, 2008, the write-down of the Fannie Mae and Freddie Mac preferred stock during the third quarter of 2008 represents a temporary difference that would result in a capital loss for tax purposes.  Capital losses are only deductible against capital gains.   As of September 30, 2008, the Company had sufficient capital gains in the carryback period to offset the capital loss and allow the deferred tax asset to be realized.  Therefore, no valuation allowance was necessary at September 30, 2008, as management determined that it was more likely than not going to be able to realize the tax benefits of the deferred tax asset.  However, on October 3, 2008, a change in law was enacted that made the temporary differences related to Fannie Mae and Freddie Mac an ordinary item deductible against operating income.  Any impact on the valuation allowance, due to the change in tax law, will be evaluated in the fourth quarter of 2008.

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

The Company continually monitors the adequacy of the allowance for loan losses and makes additions to the allowance in accordance with the analysis described above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

We recorded a provision for loan losses of $193,000 for the three months ended September 30, 2008 compared to a credit to the provision of $410,000 for the three months ended September 30, 2007.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to growth in the Bank’s loan portfolio and, to a lesser extent, changes in economic conditions, and the mix of loans in the Bank’s portfolio. The credit of $410,000 to the provision in the third quarter of 2007 was made to adjust the allowance for loan losses to management’s best estimate of the appropriate level at that time.  The credit reflected the significant improvement in asset quality that had been achieved over the preceding months.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General.  A net loss of $8.4 million was recorded for the nine months ended September 30, 2008 compared to net income of $215,000 for the  nine months ended September 30, 2007, primarily due to the non-cash charge of $9.8 million pre-tax ($6.0 million after-tax) related to an other-than-temporary impairment realized on investment grade perpetual callable preferred stock issued by Freddie Mac and Fannie Mae and a non-cash charge of $3.8 million pre-tax ($2.4 million after-tax) related to an other-than-temporary impairment realized on pooled trust preferred securities.  We also recorded $2.5 million pre-tax ($1.5 million after-tax) in realized losses from the sale of investment securities.  These charges were recorded in non-interest income on the consolidated statement of operations.  Additionally, earnings for the nine months ended September 30, 2008 were negatively impacted by an increase of $928,000 to the provision for loan losses to $550,000 compared to a credit to the provision of $378,000 for the nine months ended September 30, 2007.  Non-interest expense increased $705,000 to $7.7 million for the nine months ended September 30, 2008 compared to $7.0 million for the nine months ended September 30, 2007.    These negative factors were partially offset by increases of $2.8 million in net interest income and a $6.1 million credit in the provision for income taxes at September 30, 2008 compared to an expense of $54,000 for the same period in 2007.

Net Interest Income.  Net interest income increased $2.8 million, or 53.4%, to $8.0 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Total interest income increased by $3.1 million or 32.3%, to $12.8 million for the nine months ended September 30, 2008 compared to the prior year period.  Income on interest-earning deposits at other banks decreased by 17.9% to $165,000 during the nine months ended September 30, 2008 as the average outstanding balance declined by $922,000, or 18.8%, to $4.0 million during the period, primarily as a result of increased investment in securities.

Interest income on loans increased by 17.9% to $6.6 million as of September 30, 2008 compared to September 30, 2007 as average outstanding loans increased by $41.2 million, or 40.2%, to $143.8 million, while the yield on the portfolio fell by 116 basis points, due primarily to competitive pressures in the market and the lower prime lending rate resulting from the Federal Reserve’s aggressive cuts in the target fed funds rate.

Interest income on investment securities increased by $2.2 million, or 57.2%, to $5.9 million as compared to the same period one year ago as average balances increased $47.5 million and average yields increased 19 basis points.  Interest income on investment securities for the nine months ended September 30, 2008 included approximately $605,000 of dividend income related to agency preferred securities.  Due to the actions of the U.S. Treasury which placed Fannie Mae and Freddie Mac under conservatorship during the third quarter of 2008 and suspended all future dividend payments on Fannie Mae and Freddie Mac preferred stock, we do not expect to receive such dividend income in the future. The increase in investment balances was primarily due to investment of the proceeds of the Company’s stock offering which was completed in the fourth quarter of 2007 and a balance sheet leverage transaction the Bank entered into in the second quarter of 2008 wherein the Bank borrowed approximately $35.0 million and used the proceeds to purchase a like amount of U.S. Agency pass-through mortgage backed securities with varying durations and maturities.

Total interest expense increased $346,000 or 7.7% to $4.8 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  The average balance of interest-bearing deposits decreased 7.7% to $156.2 million as of September 30, 2008 compared to September 30, 2007.  Interest paid on interest-bearing deposits declined by $924,000, or 20.7%, to $3.5 million for the nine-month period ended September 30, 2008 as the average interest rate paid declined 50 basis points, primarily as a result of lower interest rates paid due to the Federal Reserve’s actions to lower the target fed funds rate.  The decline in interest-bearing deposits was partially due to increased competition for deposits across all markets.  Another factor contributing to the decline was that during the first nine months of 2008, an average of $4.5 million in deposits were converted by customers to securities sold under agreements to repurchase.

The decrease in interest paid on interest-bearing deposits was mostly offset by an increase of $727,000 in interest paid on FHLB advances, repurchase agreements and other borrowings as these borrowings increased to an average of $38.1 million at September 30, 2008, compared to $395,000 for the same period last year.  Additionally, during the second quarter of 2008, the Bank entered into a balance sheet leverage transaction whereby it borrowed approximately $35.0 million in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in US Agency pass through Mortgage Backed Securities (the “Securities”), which were pledged as collateral.  The borrowings have original maturity dates ranging from four to ten years, with an original weighted average maturity of 6.9 years and have a call option starting with periods ranging from four to ten years and are continuously callable after the initial call date.  The leverage transaction increased interest expense by $543,000 for the nine months ended September 30, 2008.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2008 and 2007.

		Average Balance Sheet for the
		Nine Months Ended September 30,
		2008			2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$ 3,974	$ 165	5.55%	$ 4,896	$ 201	5.49%
Loans	143,833	6,586	6.12%	102,624	5,585	7.28%
Investment securities	139,410	5,949	5.70%	91,917	3,785	5.51%
Other interest-earning assets	4,392	146	4.44%	4,881	139	3.81%
Total interest-earning assets	291,609	12,846	5.88%	204,318	9,710	6.35%

Noninterest-earning assets	13,520			11,395
Total	$ 305,129			$ 215,713

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$ 156,178	$ 3,548	3.03%	$ 169,252	$ 4,472	3.53%
FHLB advances and other borrowings	38,084	744	2.61%	395	17	5.75%
Long-term borrowings at other banks	19,671	543	3.69%	-	-
Total Interest-Bearing Liabilities	213,933	4,835	3.02%	169,647	4,489	3.54%

Noninterest-bearing deposits	9,915			10,101
Other noninterest-bearing liabilities	2,753			3,568
Shareholders' equity	78,528			32,397

Total	$ 305,129			$ 215,713

Net Interest Income		$ 8,011			$ 5,221

Net Interest Margin			3.67%			3.42%

Interest rate spread			2.86%			2.81%

Average interest-earning assets to
average interest-bearing liabilities			136.31%			120.44%

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes due to both volume and rate that cannot be segregated have been allocated proportionately based on the amounts of change in each.  The net column represents the sum of the rate and volume columns.

	Nine Months Ended
	September 30, 2008 Compared to September 30, 2007
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(39)	$3	$(36)
Loans	1,806	(805)	1,001
Investment securities	1,981	183	2,164
Other interest-earning assets	(15)	22	7
Total Earning Assets	3,733	(597)	3,136

Interest paid on:
Interest bearing deposits	(134)	(790)	(924)
FHLB advances and other borrowings	732	(5)	727
Long-term borrowings at other banks	543	-	543
Total Interest-Bearing Liabilities	1,141	(795)	346
Net Interest Income	$2,592	$198	$2,790

Provision for Loan Losses.  For the nine months ended September 30, 2008, we recorded a provision for loan losses of $550,000 compared to a credit to the provision of $378,000 for the nine months ended September 30, 2007.  The credit of $378,000 to the provision in the third quarter of 2007 was made to adjust the allowance for loan losses to management’s best estimate of the appropriate level at that time.  The credit reflected the significant improvement in asset quality that had been achieved over the preceding months.

Non-interest Income. The following table summarizes non-interest income for the nine months ended September 30, 2008 and 2007 and the percentage change for each category of income.

	Nine Months Ended September 30,
	2008	2007	% Change
		(Dollars in thousands)
Non-interest Income
Customer service and other fees	$885	$825	7.27%
Loan servicing and other fees	34	173	(80.35	) %
Net gains on mortgage loan sales	467	670	(30.30	) %
Net gain on sales of other real estate owned	-	7	(100.00	) %
Net loss on sales of available-for-sale securities	(2,548)	(331)	(869.80	) %
Other-than-temporary impairment on available-for-sale securities	(13,577)	-	(100.00)
Net gain on sales of assets-held-for sale	295	-	100.00%
Commissions on insurance and brokerage	229	296	(22.64	) %
Net loss on premises and equipment	(37)	17	(317.65	) %
Other	24	10	140.00%
Total noninterest income	$(14,228)	$1,667	(953.51	) %

Total non-interest income was a loss of $14.2 million for the nine months ended September 30, 2008, a decrease of $15.9 million from the comparable period of 2007.  The decrease for the nine months ended September 30, 2008 was primarily attributable to the $13.6 million pre-tax ($8.4 million after-tax) other-than-temporary impairment charge on investment securities and $2.5 million pre-tax ($1.5 million after-tax) of realized losses on the sale of investment securities.  Gains from the sale of mortgage loans declined $203,000 or 30.3% to $467,000 for the nine months ended September 30, 2008 compared to $670,000 for the nine months ended September 30, 2007, primarily due to a decline in real estate sales in the Bank’s market area during 2008 and tightening of credit underwriting criteria by the secondary-markets.  Additionally loan servicing and other fees decreased $139,000 or 80.4% and commissions on insurance and brokerage decreased $67,000 or 22.6% during the first nine months of 2008 compared to the first nine months of 2007.  These decreases in non-interest income were somewhat offset by gains on the sale of other assets held for sale of $295,000 ($182,000, net of tax), the majority of which was related to the March 27, 2008, sale of the Bank’s former headquarters and an increase in customer service and other fee income of $60,000 or 7.3% to $885,000 for the nine months ended September 30, 2008 compared to $825,000 for the nine months ended September 30, 2007.

Non-interest Expense. The following table summarizes non-interest expense for the nine months ended September 30, 2008 and 2007 and the percentage change for each expense category.

	Nine Months Ended September 30,
	2008	2007	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$4,453	$3,893	14.38%
Net occupancy expense	368	459	(19.83	) %
Equipment expense	463	364	27.20%
Data processing fees	575	517	11.22%
Professional fees	485	416	16.59%
Marketing expense	206	219	(5.94	) %
Office expense	214	210	1.90%
Losses on foreclosed assets, net	3	18	(83.33	) %
Insurance expense	65	66	(1.52	) %
Mortgage loan outsourced servicing	36	156	(76.92	) %
Other	834	679	22.83%
Total noninterest expense	$7,702	$6,997	10.08%

Total non-interest expense increased $705,000, or 10.1% to $7.7 million for the nine months ended September 30, 2008 as compared to the same period in 2007.  The increase in non-interest expense was primarily due to an increase of $560,000 in salaries and employee benefits which was mostly attributable to deferred compensation expense, compensation expense related to stock awards granted under the Company’s 2008 Equity Incentive Plan and ESOP expense and an increase of $155,000 in other expense primarily attributable to expenses related to operating as a public company, including annual report issuance, Nasdaq fees and increased franchise tax.   Additionally, equipment expense increased $99,000 which was mostly attributable to expenses related to renovations and fit-up of two branch locations, professional fees increased $69,000 and data processing fees increased $58,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  These increases in non-interest expense were partially offset by decreases of $120,000 for mortgage loan outsourced serving fees and $91,000 in net occupancy expense.

Income Taxes.  The provision for income tax credit for the nine months ended September 30, 2008 was $6.1 million compared to income tax expense of $54,000 for the same period in 2007.  The effective income tax rate (income taxes divided by income before taxes) was (42.0)% for the nine months ended September 30, 2008.  During the first quarter of 2008, management revised its estimate of FIN 48 liability which resulted in a lower effective federal income tax rate than the statutory rate of 34%.  Due to the revised estimate, $251,000 of the FIN 48 liability was reversed leaving a remaining FIN 48 liability of $106,000 as of March 31, 2008.  The Company chose to continue its policy for recording interest related to unrecognized tax benefits and penalties in other non-interest expense.

The write-down of the Fannie Mae and Freddie Mac preferred stock during the third quarter of 2008 was a capital loss that required an offset by capital gains in order for to realize a tax benefit.  Under federal tax law that was in effect at September 30, 2008, the write-down of the Fannie Mae and Freddie Mac preferred stock during the third quarter of 2008 represents a temporary difference that would result in a capital loss for tax purposes.  Capital losses are only deductible against capital gains.   As of September 30, 2008, the Company had sufficient capital gains in the carryback period to offset the capital loss and allow the deferred tax asset to be realized.  Therefore, no valuation allowance was necessary at September 30, 2008, as management determined that it was more likely than not going to be able to realize the tax benefits of the deferred tax asset.  However, on October 3, 2008, a change in law was enacted that made the temporary differences related to Fannie Mae and Freddie Mac an ordinary item deductible against operating income.  Any impact on the valuation allowance, due to the change in tax law, will be evaluated in the fourth quarter of 2008.

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

Our most liquid assets are cash and cash equivalents, which includes interest-bearing deposits at other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $7.6 million. Securities classified as available-for-sale, totaling $132.9 million at September 30, 2008, provide additional sources of liquidity. In addition, at September 30, 2008, our maximum collateral borrowing capacity was approximately $64.6 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2008, we had $41.7 million of Federal Home Loan Bank advances outstanding.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

The following table includes the Bank’s capital ratios as of September 30, 2008:

Tier 1 Core Capital (to adjusted total assets)	13.04%
Tangible Equity Ratio (to tangible assets)	13.04%
Tier 1 Risk-Based Capital (to risk-weighted assets)	21.74%
Total Risk-Based Capital (to risk-weighted assets)	22.78%

Dividends.  The Board of Directors of the Company, at its September 17, 2008 meeting, declared its first quarterly dividend of $0.05 per common share.  The dividend is payable on or about November 17, 2008 to stockholders of record as of the close of business on October 30, 2008.

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

For the nine months ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effects of Inflation and Changing Prices.  The unaudited condensed consolidated interim financial statements and related financial data presented in this interim report have been prepared according to GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  However, management is monitoring all developments in the credit and commodities markets in order to determine whether the Bank may be negatively impacted by a higher than normal increase in the inflation rate over the next several months.  Interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at September 30, 2008, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 20, 2008.

Item 4T.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings.  The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 20, 2008, which could materially affect our business, financial condition or future results and the following information.

The capital and credit markets have been experiencing significant volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations. As a result of these volatile and disrupted credit markets, our customers’ ability to raise capital and refinance maturing obligations could be adversely affected, and this could result in a further adverse impact on our business, financial condition and results of operations as contributing to a widening of credit spreads and a general lack of liquidity in the marketplace, all of which can result in a further adverse impact on our business, financial condition and results of operations.

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

FIRST ADVANTAGE BANCORP

Dated: November 12, 2008	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: November 12, 2008	By: /s/Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer