Form 10-K
period 2008-12-31
First Advantage Bancorp
filed 2009-03-25
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___   No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ___ No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X       No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer [ ]	Accelerated filer [ ]
	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No    X

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock on the Nasdaq Global Market, was approximately $58,676,896.

The number of shares outstanding of the registrant’s common stock as of March 25, 2009 was 5,264,683.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders of First Advantage Bancorp, to be held on May 20, 2009, are incorporated by reference in Part III of this Form 10-K.

INDEX

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of First Advantage Bancorp. These forward-looking statements are  identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. First Advantage Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of First Advantage Bancorp and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in First Advantage Bancorp’s market area, changes in real estate market values in First Advantage Bancorp’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below.

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

PART I

Item 1.                 BUSINESS

General

First Advantage Bancorp (the “Company”) is a Tennessee chartered company incorporated in June 2007 to serve as the holding company for First Federal Savings Bank (“First Federal” or the “Bank”).  First Advantage Bancorp’s principal business activity is the ownership of the outstanding common stock of First Federal.  First Advantage Bancorp uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement.  Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data contained herein, relates primarily to First Federal.  As a savings and loan holding company, First Advantage Bancorp is subject to the regulation of the Office of Thrift Supervision.

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

We have posted our Code of Ethics for directors, officers and employees, and the charters of the Audit Committee, Compensation Committee, and Nominating Committee of our board of directors on the Investor Relations section of our website at www.firstfederalsb.com. The Company’s and the Bank’s executive offices are located at 1430 Madison Street, Clarksville, Tennessee and our main telephone number is (931) 552-6176.  Information on our website should not be considered a part of this annual report.

Stock Conversion

On November 29, 2007, in accordance with a Plan of Conversion adopted by its board of directors and approved by its members, First Federal, a federally chartered mutual savings bank, reorganized into a federally chartered stock savings bank under the operation of a stock holding company, First Advantage Bancorp.  In connection with the conversion, the Company issued an aggregate of 5,264,683 shares of common stock at an offering price of $10.00 per share.  The Company’s common stock began trading on the Nasdaq Global Market on November 30, 2007 under the symbol “FABK.”

Market Area

We consider Montgomery County, Tennessee, and the surrounding areas to be our primary market area.    The top employment sectors in the county are currently the services industry, wholesale/retail trade and government and manufacturing, which are likely to continue to be supported by the projected growth in population and median household income.

The economy of Montgomery County is significantly influenced by Fort Campbell, a nearby U.S. Army installation, and Austin Peay State University, one of the county’s top employers and one of the fastest growing universities in Tennessee, with an enrollment of approximately 8,800 students, and by the county’s proximity to Nashville, Tennessee.  A growing number of young military retirees from Fort Campbell and the expanding Austin Peay State University community, as well as an increased number of commuters to the Nashville metropolitan area, have created a housing demand that currently supports lending activities in our primary market area.  Additionally, during the fourth quarter of 2008, Hemlock Semiconductor LLC (“HSC”), a polycrystalline silicon manufacturer, announced plans to construct and operate a new state-of-the-art $1.2 billion manufacturing facility in Clarksville. Upon completion of the initial investment, the Clarksville site is expected to employ more than 500 people, and will employ up to 800 when expanded.  It is anticipated that construction of the HSC facility will also employ 1,000 construction workers during the next five to seven years.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 11.7% of the FDIC-insured deposits in Montgomery County, Tennessee.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

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

Lending Activities

The largest segment of our loan portfolio is real estate mortgage loans, primarily one-to-four family residential loans and nonresidential real estate loans.  The other significant segments of our loan portfolio are construction loans, primarily one-to-four family construction loans (including speculative construction loans), multi-family loans, commercial business loans and land loans.  To a lesser degree, we also originate consumer loans.  We originate loans for investment purposes, although we generally sell substantially all of our one-to-four family residential loans into the secondary market with servicing released.

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

For the most part, we  do not make conventional loans with loan-to-value ratios exceeding 95%.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance.  We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser.  We generally require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

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

At December 31, 2008, our largest nonresidential real estate loan had an outstanding balance of $3.2 million.  This loan, which was originated in October 2008 and is secured by business assets, was performing in accordance with its original terms at December 31, 2008.

Construction Loans. We originate construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes.  Interest rates on these loans are generally tied to the prime lending rate.  We generally may finance up to 75% to 80% of the appraised value of the completed property.  We also offer construction loans for the financing of one-to-four family and multiple family homes, which may convert into permanent loans at the end of the construction period.  We generally require a maximum loan-to-value ratio of 80% for construction loans on owner occupied homes.  We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.  At December 31, 2008, our largest non-speculative construction loan commitment was for $5.0 million, $2.5 million of which was outstanding.   This loan commitment, which was originated in June 2008, related to a participation loan on a pre-leased government office complex located in Knoxville, Tennessee.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination.  At December 31, 2008, we had approved commitments for speculative construction loans of $15.7 million, of which $11.7 million was outstanding.  We require a maximum loan-to-value ratio of 80% for speculative construction loans.  We believe we have implemented strict underwriting requirements for speculative construction loans to help ensure that loans are made to a limited group of reputable, financially sound builders and for feasible projects having an adequate demand to facilitate the sale of the properties within an acceptable period of time.  Each month we monitor the total number of speculative units under construction, the number of units with each builder, and the number of units within each subdivision.  At December 31, 2008, our largest aggregate speculative construction loan commitment to a single builder was for $2.2 million, of which $1.7 million was outstanding.  The loans have origination dates of March and July of 2007 and February, July and September of 2008 and are secured by first mortgages on 22 single family residences under construction and the underlying lots. These loans were performing in accordance with their original terms at December 31, 2008.

Land Loans.  We originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions.  Land loans are generally interest-only loans for a term of up to three years, with repayment resulting from the sale of the improved property.  At December 31, 2008, our largest land loan had an outstanding balance of $3.4 million.  This loan, which was originated in July 2007 and is secured by approximately 100 acres, was performing in accordance with its original terms at December 31, 2008.

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

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.  Currently, our aggregate debt limitation is equal to the loans to one borrower limit as defined by the Office of Thrift Supervision.  Should the board determine to lower the loans to one borrower limit below the Office of Thrift Supervision regulatory requirement, then a majority of the board of directors would be required to approve a credit extension which, in aggregate, exceeds the internal limit up to an amount not to exceed the Office of Thrift Supervision loans to one borrower limitation.  The Bank established its in-house limit at $6.5 million during 2008, which is less than its Office of Thrift Supervision legal limit.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our stated capital and reserves.  At December 31, 2008, our in-house limit on loans to one borrower was $6.5 million.  At that date, our largest lending relationship was $6.5 million, which was comprised of commercial loans secured by business assets, including real estate, equipment and inventory.  At December 31, 2008, our largest outstanding loan balance to one borrower was $4.5 million.  This loan was performing according to its original terms at December 31, 2008.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, collateralized mortgage obligations, mortgage-backed securities and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we may also invest a portion of our assets in other permissible securities.  As a member of the Federal Home Loan Bank of Cincinnati, we also are required to maintain an investment in Federal Home Loan Bank of Cincinnati stock.

At December 31, 2008, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, including debt securities issued by government sponsored enterprises, municipal and other bonds, corporate debt securities, and collateralized mortgage obligations.

We invest in callable securities.  Our callable securities, with a fair market value of $36.8 million at December 31, 2008, consist of U.S. government agency bonds and securities that are callable beginning in periods ranging from one to three years, corporate debt securities that are callable at periods ranging from one to four years, and state and political subdivision bonds that are callable beginning in periods ranging from three to eight years. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities.  Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, and to provide an alternate source of low-risk investments at a favorable return when loan demand is weak.  Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy.  Our Chief Financial Officer and Chief Executive Officer, respectively, are responsible for implementation of the investment policy and monitoring our investment performance.   Our board of directors receives monthly reports on investment activity and, as part of the monthly financial report, is informed as to the mix of investments, yields by category of investment and the overall yield on the portfolio, as well as any gains or losses incurred during the prior month.

Deposit Activities and Other Sources of Funds

Deposits, borrowings, loan repayments, mortgage-backed security repayments and called investments are the major sources of our funds for lending and other investment purposes.  Scheduled loan and mortgage-backed security repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments and security calls are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of our depositors are residents of Tennessee.  Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns.  We  review our deposit mix and pricing weekly.   Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to regularly offer special rates in order to attract deposits of a specific type or term.

In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our primary market area.  Our business banking deposit products include commercial checking accounts and money market accounts.

Borrowings.  We use advances from the Federal Home Loan Bank of Cincinnati to supplement our investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans, non-residential real estate loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of December 31, 2008, we had 80 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit.  We believe that our relationship with our employees is good.

Subsidiaries

First Federal Savings Bank has one subsidiary, First Financial Mortgage Corp., which was inactive at December 31, 2008.  On December 19, 2007, First Financial Mortgage Corp. conveyed its only remaining tangible asset, the Blue Hole Lodge, to First Advantage Bancorp for the sum of $200,000.   Acquired in 2001 as a meeting and training center, the Blue Hole Lodge property consists of approximately five acres with an improved lodge building.  Acquisition and improvement costs totaled approximately $1.3 million.  As of December 31, 2008, the property had been written down to $200,000, which is the estimated fair market value of the land only.

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

Capital Requirements.  The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must  deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for national banks.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2008, First Federal met each of these capital requirements. See note 14 to the consolidated financial statements beginning on page F-1 of this annual report.

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

Loans to One Borrower.  Federal law provides that savings institutions are  subject to the limits on loans to one borrower applicable to national banks.  Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.   See “—Loan Underwriting Risk—Loans to One Borrower.”

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

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e.,  examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Federal, it is a subsidiary of a holding company.  If First Federal’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.  See note 14 to the consolidated financial statements of this annual report.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  As of December 31, 2008, First Federal maintained 95.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties.  First Federal’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W.  The term “affiliates” for these purposes  means any company that controls or is under common control with an institution.  First Advantage Bancorp and any non-savings institution subsidiaries would be affiliates of First Federal.  In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to 10% of an institution’s capital and surplus with any one affiliate and 20% of capital and surplus with all affiliates.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002  prohibits a company from making loans to its executive officers and directors.  However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, First Federal’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited.  The law restricts both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain board approval procedures to be followed.  Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  There are additional restrictions applicable to loans to executive officers.  For information about transactions with our directors and officers, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

Insurance of Deposit Accounts. First Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments.  For 2008, assessments ranged from five basis points for the healthiest institutions to 43 basis points for the riskiest.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ending December 31, 2008 averaged 112 basis points of assessable deposits.  First Federal’s total assessment (including the Financing Corporation assessment) paid for fiscal 2008 was $37,925.

The Reform Act provides the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008.

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund will adequately cover projected losses from future bank failures, the Federal Deposit Insurance Corporation, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. For Risk Category 1 institutions that have long-term debt issuer ratings, the Federal Deposit Insurance Corporation proposes (i) to determine the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted and (ii) to revise the uniform amount and the pricing multipliers. The Federal Deposit Insurance Corporation also proposes to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to 2 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the Federal Deposit Insurance Corporation proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008. The Federal Deposit Insurance Corporation also proposed effective April 1, 2009, initial base assessment rates for Risk Category 1 institutions of 10 to 14 basis points. After the effect of potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 8 to 21 basis points. On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation voted to amend the restoration plan for the Deposit Insurance Fund. The Federal Deposit Insurance Corporation also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009.  Under the restoration plan approved in October 2008, the Federal Deposit Insurance Corporation set a rate schedule to raise the Deposit Insurance Fund DIF reserve ratio to 1.15 percent within five years. The amended restoration plan extends the horizon to seven years in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession.  The amended restoration plan was accompanied by a final rule that sets assessment rates and adjusts how the assessment system differentiates for risk. Under the final rule, banks in the best risk category this category will pay initial base rates ranging from 12 to 16 basis points on an annual basis, beginning on April 1, 2009.  Additionally, the Federal Deposit Insurance Corporation adopted an interim rule imposing a 20 basis point emergency special assessment on the industry based on assessable deposits on June 30, 2009. The assessment is to be collected on September 30, 2009.  The interim rule would also permit the Federal Deposit Insurance Corporation to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the Federal Deposit Insurance Corporation's loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including some recent ones. The final rule also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.  This increase in insurance premiums will have an adverse effect on the operating expenses and results of operations of First Federal.

On March 5, 2009, the Chairman of the Federal Deposit Insurance Corporation announced that the Federal Insurance Deposit Corporation intends to lower the special assessment from 20 basis points to 10 basis points.  The decrease in the special assessment is contingent upon passage of legislation of the U. S. Congress that would expand the Federal Insurance Corporation’s line of credit with the U. S. Treasury to $100 billion.  Legislation to increase the Federal Deposit Insurance Corporation’s borrowing authority on a permanent basis is also expected to advance to Congress, which would aid in reducing the burden on the banking industry.

The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the Federal Deposit Insurance Corporation.

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

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the Federal Deposit Insurance Corporation on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the Federal Deposit Insurance Corporation will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full Federal Deposit Insurance Corporation deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts accounts held at participating Federal Deposit Insurance Corporation - insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, First Federal and the Company elected to participate in the senior unsecured debt guarantee program and First Federal elected to participate in the non-interest bearing transaction account guarantee program. The Federal Deposit Insurance Corporation announced on February 10, 2009 that, for an additional premium, the unsecured debt guarantee portion of the TLGP will be extended for an additional four months through October 2009.  On February 27, 2009, the Federal Deposit Insurance Corporation voted to modify the debt guarantee component of the Temporary Liquidity Guarantee Program to allow participating entities, with the Federal Deposit Insurance Corporation's permission, to issue mandatory convertible debt. This change would provide institutions additional options for raising capital and reducing the concentration of Federal Deposit Insurance Corporation-guaranteed debt maturing in mid-2012.  At December 31, 2008, neither the Company nor the Bank had issued any senior unsecured debt under the TLGP.

Troubled Asset Relief Program Capital Purchase Program.  On October 14, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”) at that time, Secretary of the Department of the Treasury announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On November 12, 2008, the Company announced that it would not apply for funds available through the TARP Capital Purchase Program.

Federal Home Loan Bank System.  First Federal is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  First Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater.  At December 31, 2008, First Federal complied with this requirement with an investment in Federal Home Loan Bank stock of $2.99 million.

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

•
Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities.  Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information with unaffiliated third parties.  Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

As required by the John Warner National Defense Authorization Act for Fiscal Year 2007, the U.S. Department of Defense has adopted regulations that prohibit extensions of consumer credit to military personnel and their dependents on predatory terms.  The regulations specifically apply to payday loans, vehicle title loans and tax refund anticipation loans and limit the annual percentage rate chargeable on covered loans to 36% per annum calculated in accordance with the regulations.  Creditors are required to make specific disclosures to military personnel and their dependents, including notice of their rights and the military annual percentage rate.  The regulations prohibit, among other things: (1) the refinance of previously extended covered consumer credit unless it is on more favorable terms; (2) the requirement of arbitration or unreasonable notice in the case of a dispute; and (3) the imposition of prepayment penalties.  Consumer credit in violation of the rules is void from inception.  Known violations are subject to criminal penalties.  Based on current lending activity, management does not believe that the rules will have a material impact on First Federal Savings Bank.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts).  The regulations  provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million.  The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  First Federal Savings Bank complies with the foregoing requirements.

Holding Company Regulation

General. First Advantage Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law.   The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities.  Upon any non-supervisory acquisition by First Advantage Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Advantage Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would  be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.  However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004.  For its 2008 fiscal year, First Federal’s maximum federal income tax rate was 34.0%.

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

Bad Debt Reserves.  For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans,  secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  Approximately $3.6 million of our accumulated bad debt reserves would not be recaptured into taxable income unless First Federal Savings Bank makes a “non-dividend distribution” to First Advantage Bancorp as described below.

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

State Taxation

Tennessee. Tennessee imposes franchise and excise taxes.  The franchise tax ($0.25 per $100) is applied either to apportioned net worth or the value of property owned and used in Tennessee, whichever is greater, as of the close of a company’s fiscal year.  The excise tax (6.5%) is applied to net earnings derived from business transacted in Tennessee.  Under Tennessee regulations, bad debt deductions are deductible from the excise tax.  There have not been any audits of our state tax returns during the past five years.

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

Executive Officers of the Registrant

The following individuals serve as executive officers of the Company and the Bank:

Name	Position
Earl O. Bradley, III	Chief Executive Officer
John T. Halliburton	President
Patrick C. Greenwell	Chief Financial Officer and Corporate Secretary
Franklin G. Wallace	Chief Information Officer - First Federal Savings Bank
Jon R. Clouser	Chief Lending Officer - First Federal Savings Bank

Below is information regarding our executive officers who are not also directors.  Ages presented are as of December 31, 2008.

Patrick C. Greenwell has been Chief Financial Officer of First Federal Savings Bank since 2005.  Before joining First Federal Savings Bank, Mr. Greenwell was Senior Vice President, Information Systems with Wachovia Bank.  Age 50.

Franklin G. Wallace has served as the Chief Information Officer of First Federal Savings Bank since 2005.  Before joining First Federal Savings Bank, Mr. Wallace was a Senior Vice President at Old National Bank (formerly Heritage Bank).  Age 57.

Jon R. Clouser has served as the Chief Lending Officer of First Federal Savings Bank since March 2007.  From March 2003 to March 2007, Mr. Clouser was an Executive Vice President of Cumberland Bank and Trust.  Mr. Clouser also served as a Senior Vice President of Old National Bank (formerly Heritage Bank) from 1990 to March 2003.  Age 54.

Item 1A.                      RISK FACTORS

Our business may be adversely affected by conditions in the financial markets and economic conditions.

According to the National Bureau of Economic Research, negative developments in the latter half of 2007 and throughout 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation the general economic downturn will continue at least into 2009. Loan portfolio performances have deteriorated at many financial institutions due to a weak economy and a decline in the value of the collateral supporting their loans.   There is potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

Our financial performance, in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where we operate.  Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide and it is expected that such business environment will continue to deteriorate for the foreseeable future. While the business environment in Montgomery County, Tennessee, and the markets in which we operate have been less adverse than in the United States as a whole, a continued overall economic downturn could eventually have a negative affect in our market area.  Such conditions could adversely affect the credit quality of our loans, results of operations and our financial condition.

Our core earnings are weak, which we expect will continue for the foreseeable future.

  During 2008 our net interest income was marginally sufficient to cover our non-interest expense.  From 2004 through 2007 our net interest income was insufficient to cover our non-interest expense and we were only able to report a profit in periods in which we had significant non-recurring income.  In order to achieve consistent profitability, we intend to grow to a sufficient size to offset our expenses.  However, we may not be able to successfully do so.  In addition, when we open new branch offices, we may not be able to increase our earnings in the short term or within a reasonable period of time, if at all.  Building and staffing new branch offices will increase our operating expenses. Numerous factors affect our ability to open new branch offices, such as our ability to select suitable locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits.  It takes time for a new branch office to generate significant deposits and loan volume to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs and we may not be successful in increasing the volume of our loans and deposits by expanding our branch network.  Furthermore, we will continue to incur additional expenses as a result of operating as a public company and from the implementation of new equity benefit plans for which we began incurring expenses in August of 2008.  We may not be successful in significantly improving our earnings capacity in the near future, if at all.  For more information on our operating results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient, or a ready market is not available, to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. As of December 31, 2008, our allowance for loan losses was $2.18 million, representing 1.2% of total loans and 262.0% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, our allowance for loan losses may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income.

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

At December 31, 2008, $92.8 million, or 51.9% of our total loan portfolio, consisted of construction loans, nonresidential real estate loans and land loans, and $11.7 million, or 48.3% of the construction loan portfolio, consisted of speculative construction loans at that date.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination.  Although our origination of these types of loans has slowed as the local economy has slowed, over time, we intend to continue to emphasize the origination of these loan types.  These loan types expose a lender to greater risk of non-payment and loss than one-to-four family mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.  Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would hurt our earnings.  For more information about the credit risk we face, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

Noncore funding represents a large component of our funding base.

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as Federal Home Loan Bank of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to fund our ongoing operations and growth. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity.

In recent months, several FHLB institutions have announced impairment charges relating to mortgage securities and other assets and that their capital positions have deteriorated to the point that they may suspend dividend payments to their members. We are a member of the FHLB of Cincinnati which continues to pay dividends. However, should financial conditions continue to weaken, certain FHLB institutions (including FHLB of Cincinnati) may have to suspend dividend payments or curtail advances to member institutions. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including First Federal, this would place increased pressure on other wholesale funding sources.

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

Future FDIC assessments will hurt our earnings.

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 20 basis points of insured deposits as of June 30, 2009.  The assessment will be collected on September 30, 2009.  The special assessment will negatively impact the Company’s earnings.  If the special assessment had been based on the Company’s assessable deposits at December 31, 2008, the special assessment would have equaled approximately $380,000.  In addition, the interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  On March 5, 2009, the Chairman of the FDIC announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points.  The decrease in the special assessment is contingent upon passage of legislation of the U. S. Congress. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.  Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

We could be subject to reinvestment risk related to the Federal Reserve Program to Purchase Mortgage-Backed Securities Backed by Fannie Mae, Freddie Mac and Ginnie Mae.

      On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500.0 billion in mortgage-backed securities backed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”). The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of mortgage-backed securities began in early January 2009. While the Federal Reserve’s program to purchase mortgage-backed securities could cause an increase in the price of agency securities, which would positively impact our book value, it could increase call and prepayment risk on callable agencies and mortgage-backed securities and the cash flow would be subject to reinvestment risk. Call and prepayment risk are the cash flow risk resulting from the possibility that a bond is redeemed before maturity.  Reinvestment risk is the result of the cash flow interest or the payment of principal of a security not being reinvested at a similarly attractive rate of return.  The resulting use of funds could have a negative impact on net interest margin.

Our balance sheet leverage transactions are subject to reinvestment and interest rate risks.

      On April 30, 2008 we entered into two balance sheet leverage transactions, utilizing structured repurchase agreements, which totaled $35 million.  $25 million of the borrowings have call options ranging from two to three years after origination, with final maturities ranging from five to ten years if they are not called.  Collateral for the borrowings consists of U. S. Agency pass-through Mortgage Backed Securities (the “Securities”).  Borrowing rates as of the report date are substantially lower than when the leverage transaction was originated.  If borrowing rates remain at or near current low levels for two to three years it is possible that the structured repurchase agreement borrowings will not be called and the bank will be paying above market rates for borrowings for an extended period of time.  Additionally, the recent decrease in mortgage rates has increased the amount of mortgages being refinanced.  Prepayment of the mortgages that are collateral for the securities used in the structured repurchase agreement could require us to substitute additional collateral if the minimum collateral level is not maintained.   The Bank may not have suitable collateral in the portfolio to substitute at the time and would have to purchase additional securities at market prices.  Additional purchases would likely be reinvested in much lower yielding investments.  Both factors discussed here could contribute to a mismatch in terms of the effective duration of both the borrowings and the Securities and would negatively impact the anticipated spread on the leverage transaction.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Substantially all of our loans are secured by real estate in Montgomery County, Tennessee, and the surrounding areas.  As a result of this concentration, a downturn in the local economy could significantly increase nonperforming loans, which would hurt our profits.  Historically, Fort Campbell, a nearby U.S. Army installation, has played a significant role in the economy of our primary market area.  Recently, several thousand troops returned home from deployments to the Middle East.   However, we would expect that any future deployments would dampen economic activity. Furthermore, a decline in real estate values could lead to some of our mortgage loans becoming inadequately collateralized, which would expose us to greater risk of loss.  Additionally, a decline in real estate values could hurt our portfolio of construction loans, nonresidential real estate loans, and land loans and could reduce our ability to originate such loans.  For a discussion of our primary market area, see Item 1, “Business—Market Area.”

Strong competition within our primary market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area.  See Item 1, “Business—Market Area” and “Business—Competition” for more information about our primary market area and the competition we face.

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

Even though our common stock is currently traded on the Nasdaq Stock Market’s Global Market, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq Global Market has been relatively low when compared with larger companies listed on the Nasdaq Global Market or other stock exchanges. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock has fluctuated in the past, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Item 1B.                      UNRESOLVED STAFF COMMENTS

None.

Item 2.                                PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2008.
Location	Year Opened	Approximate Square Footage	Status
Main Office: 1430 Madison Street Clarksville, Tennessee 37040	2006	17,000	Owned

Branch Offices: Tradewinds Branch 1929 Madison Street Clarksville, Tennessee 37043	2007	2,300	Owned
St. Bethlehem Branch (4) 2141 Wilma Rudolph Boulevard Clarksville, Tennessee 37040	1985	4,600	Owned
North Clarksville Branch 1800 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1996	8,000	Owned
Downtown (Drive-Thru Only) (1) 224 N. 2nd Street Clarksville, Tennessee 37042	1995	600	Owned
ATM Site 1193 & 1195 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1984	N/A	Owned
Other Properties: Commercial Lot (2) Pleasant View, Tennessee 37040	N/A	N/A	Owned
Blue Hole Lodge (3) 661 Dunbar Cave Road Clarksville, Tennessee 37043	N/A	N/A	Owned
New St. Bethlehem Branch (4) 2070 Wilma Rudolph Boulevard Clarksville, Tennessee 37043	2009	4,000	Owned
Riverbend Branch (5) 1265 Highway 48 Clarksville, Tennessee 37040	2009	2,100	Leased
_________________________________________________________________
(1)	Limited service facility with drive-thru and ATM services only.
(2)	Former branch office location.
(3)	See Item 1, “Business—Subsidiaries” for more information about this property.
(4)	The new St. Bethlehem Branch opened in February 2009. The former St. Bethlehem branch was closed concurrent with the opening of the new branch.
(5)	The Riverbend Branch opened in March 2009. The premise is leased from a related party (a partnership whose partners include one director of the Company.)

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FABK.”   The following table sets forth the high and low intra-day sales prices of First Advantage Bancorp’s common stock for each quarter of 2008 and from November 30, 2007, the first day of trading of the Company’s common stock on Nasdaq, through December 31, 2007, as reported by Nasdaq, and the cash dividends paid per share.

			Cash
			Dividends
2008	High	Low	Paid

First Quarter	$12.00	$10.54	$-
Second Quarter	12.50	11.01	-
Third Quarter	12.97	9.60	-
Fourth Quarter	10.58	9.23	0.05

			Cash
			Dividends
2007	High	Low	Paid

First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A
Fourth Quarter	$11.50	$10.02	$-

As of December 31, 2008, there were 5,264,683 shares of the Company’s common stock issued and outstanding – such shares were held by approximately 700 holders of record as of December 31, 2008.  The closing price per share of the Company’s common stock on December 31, 2008, the last trading day of the Company’s fiscal year, was $10.25.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
2008 Executive Incentive Plan - options	517,337	$10.29	9,131
2008 Executive Incentive Plan - restricted stock	210,587	-	-
Total plans approved by stockholders	727,924	$10.29	9,131
Total plans not approved by stockholders	-	$-	-
Total equity compensation plans	727,924	$10.29	9,131
See further discussion in note 16 of the Consolidated Financial Statements.

The Company’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to the payment of future dividends because they are dependent, among other things, on the Company’s future earnings, capital requirements and financial condition.  See Item 1, “Business—Regulation and Supervision—Restrictions on Dividends.”

Purchases of Equity Securities

The Company’s board of directors has authorized one stock repurchase program.  The stock repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders.  Under the stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares or 5.0%, of the Company’s outstanding common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
October 1, 2008 to October 31, 2008	N/A	N/A	N/A	N/A
November 1, 2008 to November 30, 2008	N/A	N/A	N/A	N/A
December 1, 2008 to December 31, 2008	-	$-	-	263,234
Total	-	$-	-	263,234

Item 6.                 SELECTED FINANCIAL DATA

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Financial Condition Data:
Total assets	$338,404	$253,403	$213,419	$220,725	$237,929
Cash and due from banks	7,991	3,209	1,754	2,415	3,096
Interest-bearing demand deposits and time deposits at other banks	4,243	970	5,631	8,746	36,664
Federal funds sold	9	4,897	9,364	9,000	-
Available-for-sale securities, fair value	129,076	112,817	83,519	67,866	47,475
Loans available-for-sale	866	1,867	1,400	777	837
Loans receivable, net	176,412	115,959	98,370	120,063	137,046
Deposits	186,807	169,854	176,609	171,140	182,888
Federal Home Loan Bank advances and borrowings at other banks	73,550	-	-	12,159	12,204
Total equity	70,261	79,505	32,889	32,535	34,265

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Operating Data:	(Dollars in thousands)
Interest and dividend income	$17,285	$13,253	$12,406	$12,719	$12,644
Interest expense	6,602	6,016	5,153	3,979	4,278
Net interest income	10,683	7,237	7,253	8,740	8,366
Provision (credit) for loan losses	685	(364)	(736)	91	89
Net interest income after provision (credit) for loan losses	9,998	7,601	7,989	8,649	8,277
Non-interest income (1) (3) (4)	(13,796)	1,987	2,536	12,006	2,268
Non-interest expense (2)	10,145	10,060	9,525	11,689	9,018
Income (loss) before provision (credit) for income taxes	(13,943)	(472)	1,000	8,966	1,527
Provision (credit) for income taxes	(5,848)	(217)	375	3,426	539
Net income (loss)	$(8,095)	$(255)	$625	$5,540	$988
______________
(1)	In 2005, includes gains on sales of securities of $9.6 million and $1.1 million from the sale of restricted assets.
(2)	In 2005, includes a data processing termination penalty fee of $832,000.
(3)	In 2007, includes net loss on sale of securities of $301,000 and other-than-temporary impairment charges of $282,000.
(4)	In 2008, includes net loss on sale of securities of $2.7 million and other-than-temporary impairment charges of $13.6 million.

	At or for the Year Ended December 31,
Selected Financial Ratios and Other Data	2008		2007		2006		2005		2004

Performance Ratios:
Return on average assets	(2.60)%		(0.12)%		0.29%		2.44%		0.41%
Return on average equity	(10.65)		(0.69)		1.90		16.71		2.98
Interest rate spread (1)	2.86		2.76		3.04		3.53		3.21
Net interest margin (2)	3.60		3.45		3.60		3.97		3.61
Other expenses to average assets	3.26		4.56		4.49		5.15		3.72
Efficiency ratio (3)	(325.89)		109.06		97.30		56.34		84.80
Average interest-earning assets to average interest-bearing liabilities	1.33	x	1.24	x	1.22	x	1.25	x	1.22	x
Average equity to average assets	24.41%		16.67%		15.48%		14.61%		13.71%

Capital Ratios (Bank only):
Tangible capital	12.86%		20.98%		15.18%		13.87%		11.33%
Core capital	12.86		20.98		15.18		13.87		11.33
Total risk-based capital	22.49		35.31		28.02		23.91		16.49

Asset Quality Ratios:
Allowance for loan losses as a percent of nonperforming loans	262.00%		180.62%		46.88%		110.66%		128.69%
Net charge-offs to average outstanding loans during the period	0.01		0.14		0.36		0.09		0.06
Non-performing loans as a percent of total loans	0.46		0.71		4.29		2.31		1.76
Non-performing assets as a percent of total assets	0.25		0.33		2.47		1.53		2.37

Other Data:
Number of offices (4)	5		5		5		5		6
Number of deposit accounts	12,052		11,907		13,247		12,848		13,653
Number of loans	1,587		1,395		1,565		1,590		2,118

_______________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Includes a limited service office with drive-thru and ATM services only.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of Treasury (the “Treasury) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Treasury announced that the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury made $250 billion of the capital authorized by the EESA available to U.S. financial institutions in the form of preferred stock investments in selected institutions approved for participation in the TARP Capital Purchase Program. In conjunction with the purchase of preferred stock, the Treasury also received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On November 12, 2008, the Company announced that it would not apply for funds available through the TARP Capital Purchase Program.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, First Federal and the Company elected to participate in the senior unsecured debt guarantee program and First Federal elected to participate in the non-interest bearing transaction account guarantee program.  The FDIC announced on February 10, 2009 that, for an additional premium, the unsecured debt guarantee portion of the TLGP will be extended for an additional four months through October 2009.  At December 31, 2008, neither the Company nor the Bank had issued any senior unsecured debt under the TLGP.

On February 10, 2009 the Secretary of the Treasury announced the creation of the Homeowner Affordability and Stability Plan (“Stability Plan”).  The Treasury led an interagency group of federal financial regulators who developed the Stability Plan the details of which continue to be finalized.  A portion of the Stability Plan consists of a home loan modification program to commit $50 billion to prevent avoidable foreclosures by reducing monthly payments to qualified homeowners.  The Office of Thrift Supervision has requested that all OTS-regulated thrifts temporarily suspend foreclosures on owner-occupied homes until the Stability Plan is finalized.   We cannot predict the impact, if any, the Stability Plan could have on our business, results of operations and financial condition.

Developments at Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”)

Payments on the agency securities in which we invest are guaranteed by Fannie Mae or Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying agency securities, agency securities historically have had high stability in value and been considered to present low credit risk. The recent turmoil in the residential mortgage sector, however, and concerns over the financial condition of Fannie Mae and Freddie Mac have increased credit spreads and decreased price stability of agency securities. Freddie Mac and Fannie Mae have reported substantial losses and a need for substantial amounts of additional capital.

In response to the credit market disruption and the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the Treasury and established a new regulator for Fannie Mae and Freddie Mac called the Federal Housing Finance Authority (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac, including supervision over the size of their portfolio holdings. The act also expanded the circumstances under which Fannie Mae and Freddie Mac could be placed into conservatorship and authorized FHFA to place Fannie Mae and Freddie Mac into receivership under certain circumstances.

On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship.  In connection with the conservatorship, FHMA announced, among other things, that (i) Fannie Mae and Freddie Mac would currently be permitted to continue to guarantee agency securities, (ii) FHFA had assumed the power of the board of directors and management of the entities, (iii) the chief executive officers of the entities had been replaced, (iv) the dividend on the outstanding common and preferred equity of Fannie Mae and Freddie Mac had been eliminated and (v) a financing and investing relationship between Fannie Mae and Freddie Mac had been established. FHFA also noted that during the conservatorship, FHFA would work on additional regulation of Fannie Mae and Freddie Mac, some of which would include minimum capital standards and portfolio limits.

The newly-established financing and investing relationship between Fannie Mae and Freddie Mac and the Treasury includes the following components:

•
A program by which the Treasury purchases Fannie Mae-guaranteed and Freddie Mac-guaranteed agency securities in the open market pursuant to an authority that expires December 31, 2009. The size and timing of the purchases are in the discretion of the Secretary of the Treasury and will be based on developments in the capital markets and housing markets. The Treasury may hold purchased agency securities to maturity and, based on market conditions, may make adjustments to the portfolio.

•
A secured credit facility to Fannie Mae and Freddie Mac. Funding under the credit facility will be provided directly by the Treasury from its general fund held at the Federal Reserve Bank of New York in exchange for eligible collateral from Fannie Mae and Freddie Mac. Loans under the credit facility are expected to be short-term, generally between one week and one month in duration. No loans will be made with a maturity date beyond December 31, 2009.

•
Preferred stock purchase agreements, which are arrangements for the Treasury to make purchases of senior preferred equity in Fannie Mae and Freddie Mac designed to allow Fannie Mae and Freddie Mac to maintain a positive net worth and avoid mandatory triggering of their receivership. Initially, Fannie Mae and Freddie Mac have each issued $1.0 billion of senior preferred stock to the Treasury and warrants to purchase 79.9% of the fully-diluted common stock outstanding of such entity at a nominal price. Each preferred stock purchase agreement has a capacity of $100 billion. Pursuant to the agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and MBS portfolio will not exceed $850 billion as of December 31, 2009, and will decline by 10% each year until such portfolio reaches $250 billion. After reporting a substantial loss in the third quarter of 2008, Freddie Mac requested a capital injection by the  Treasury of $13.8 billion pursuant to its preferred stock purchase agreement.

While the Treasury has stated that its actions are intended to provide stability to the financial markets and support availability of mortgage financing and now has committed significant resources to Fannie Mae and Freddie Mac, agency securities guaranteed by Fannie Mae and Freddie Mac are not backed by the full faith and credit of the United States Government. Moreover, the Secretary of the Treasury, in announcing the actions, noted that the guaranty structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. Such changes may involve an explicit U.S. Government backing of Fannie Mae and Freddie Mac agency securities or the express elimination of any implied U.S. Government guaranty and, therefore, the creation of credit risk with respect to Fannie Mae and Freddie Mac agency securities. Accordingly, the effect of the actions taken by the Treasury and FHFA remains uncertain. In addition, while specific steps within the conservatorships were announced, the scope and nature of the actions that the U.S. Treasury, FHFA or Congress will ultimately undertake are unknown and will continue to evolve.

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500.0 billion in mortgage-backed securities backed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”). The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of mortgage-backed securities began in early January 2009. While the Federal Reserve’s program to purchase mortgage-backed securities could cause an increase in the price of agency securities, which would positively impact our book value, it could increase call and prepayment risk on callable agencies and mortgage-backed securities and the cash flow would be subject to reinvestment risk. Call and prepayment risk are the cash flow risk resulting from the possibility that a bond is redeemed before maturity.  Reinvestment risk is the result of the cash flow interest or the payment of principal of a security not being reinvested at a similarly attractive rate of return.  The resulting use of funds could have a negative impact on net interest margin.

In addition, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis including direct investment in debt and equity securities of financial institutions and other companies. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2008 and 2007 and results of operations for each of the years in the two-year period ended December 31, 2008. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Dollar amounts in tables are stated in thousands, except per share amounts.

Income.  Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), fees from sale of mortgage loans originated for sale in the secondary market, and commissions on sales of securities and insurance products. We also recognize income and loss from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses.  The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, federal deposit insurance premiums, data processing expenses and other miscellaneous expenses.  Our non-interest expenses are likely to increase as a result of operating as a public company. These additional expenses consist primarily of legal and accounting fees, expenses of shareholder communications and meetings, stock exchange listing fees, and expenses related to the addition of personnel in our accounting department.

Salaries and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits.  We recognize additional annual employee compensation expenses related to the equity incentive plan which was approved by shareholders and adopted in 2008.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and the evaluation of other-than-temporary impairment to be our only critical accounting policies.

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

Other-Than-Temporary Impairment.  Management periodically evaluates the Company’s investment securities portfolio for other-than-temporary impairment.  If a security is considered to be other-than-temporarily impaired, the related unrealized loss is charged to earnings, and a new cost basis is established.  Factors considered include the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and forecasted performance of the security issuer.  Impairment is considered other-than-temporary unless the Company has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary.  However, for equity securities, which typically do not have a contractual maturity with a specified cash flow on which to rely, the ability to hold an equity security indefinitely, by itself, does not allow for avoidance of other-than-temporary impairment.  Future changes in management’s assessment of other-than-temporary impairment on its securities could result in significant charges to earnings in future periods.  See note 5 to the consolidated financial statements beginning on page F-1 of this annual report.

Operating Strategy

Under the leadership of our current senior management team, the majority of which was assembled in 2005, our long-term focus is to operate and grow a profitable community-oriented financial institution. We plan to achieve this objective by pursuing a strategy of:

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

Improving our policies and procedures and internal control and information systems

We continue to improve our policies and procedures and will make further improvements to internal controls in order to maintain compliance with the provisions of Sarbanes-Oxley.  In December of 2007 our board of directors adopted a new loan policy, effective January 1, 2008, which we believe will supply the proper structure for the Bank’s increased emphasis on small business, non-residential real estate and commercial lending and also support the Bank’s future growth.

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

Maintaining a stable core deposit base and providing remarkable customer service to attract and retain customers

Core deposits (deposit accounts other than certificates of deposit) were up 22.7% for the year ended December 31, 2008 due to a concerted program we developed to attract and retain customer relationships.  We value core deposits because they  represent longer term customer relationships and a lower cost of funding compared to certificates of deposit. We seek to maintain our core deposits through remarkable customer service and targeted advertising, particularly aimed at local businesses in our primary market area.

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

Balance Sheet Analysis

Loans.   Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family mortgage loans, multi-family loans, nonresidential real estate loans, commercial business loans and construction loans. To a lesser extent, we originate land loans and consumer loans.

Nonresidential real estate loans were the largest segment of our loan portfolio as of December 31, 2008.  These loans totaled $54.4 million, or 30.4% of total loans, at December 31, 2008. At December 31, 2007, these loans totaled $27.2 million, or 23.1% of total loans.  The balance of nonresidential real estate loans increased during the year due to our emphasis on growing loans in this category, particularly with respect to small businesses.

At December 31, 2008, one-to-four family loans totaled $38.2 million, or 21.4% of total loans, compared to $31.6 million, or 26.9% of total loans at December 31, 2007.  The balance of one-to-four family loans increased during the year primarily due to the migration of maturing one-to-four family constructions loans to permanent one-to-four family loans.

Our construction loan portfolio consists primarily of residential construction loans, including speculative residential construction loans. Construction loans totaled $24.2 million, or 13.6% of total loans at December 31, 2008. At December 31, 2007, these loans totaled $20.7 million, or 17.6% of total loans.  Outstanding speculative residential construction loans amounted to $11.7 million at December 31, 2008.

Land loans totaled $14.2 million, or 8.0% of total loans, at December 31, 2008, compared to $11.5 million, or 9.8% of total loans at December 31, 2007.  These loans are primarily secured by vacant land to be improved for residential development.  The increase in land loans during 2008 was consistent with the Bank’s increased construction lending, including the development of vacant land for future residential or non-residential real estate projects.

Multi-family real estate loans totaled $10.8 million, or 6.1% of total loans at December 31, 2008. At December 31, 2007, these loans totaled $5.0 million, or 4.3% of gross loans.

Consumer loans totaled $16.8 million, or 9.4% of total loans, at December 31, 2008 compared to $10.1 million, or 8.6% of gross loans at December 31, 2007.

Commercial business loans totaled $20.1 million, or 11.2% of total loans at December 31, 2008 compared to $11.4 million, or 9.7% of total loans at December 31, 2007.  Commercial loan balances increased in 2008 due to management’s emphasis on small business lending and diversification of the loan portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$38,210	21.4%	$31,639	26.9%	$34,997	34.8%
Multi-family	10,816	6.1	5,043	4.3	7,823	7.8
Nonresidential	54,375	30.4	27,186	23.1	26,560	26.4
Construction loans:
One-to-four family	16,769	9.4	13,019	11.1	13,042	13.0
Multi-family	2,060	1.1	3,408	2.9	1,165	1.2
Nonresidential	5,410	3.0	4,282	3.6	869	0.8
Land loans	14,216	8.0	11,539	9.8	6,989	6.9
Total real estate loans	141,856	79.4	96,116	81.7	91,445	90.9

Consumer:
Home equity loans and lines of credit	13,575	7.6	7,686	6.5	6,055	6.0
Auto loans	984	0.6	505	0.4	377	0.4
Deposit loans	255	0.1	776	0.7	502	0.5
Other	1,938	1.1	1,134	1.0	541	0.5
Total consumer loans	16,752	9.4	10,101	8.6	7,475	7.4

Commercial loans	20,105	11.2	11,412	9.7	1,675	1.7

Total loans	178,713	100.0%	117,629	100.0%	100,595	100.0%
Allowance for loan losses	(2,175)		(1,510)		(2,025)
Net deferred loan costs	(126)		(160)		(200)
Loans receivable, net	$176,412		$115,959		$98,370

	At December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$36,682	29.7%	$37,578	26.7%
Multi-family	6,733	5.5	7,100	5.1
Nonresidential	33,605	27.2	39,152	27.9
Construction loans:
One-to-four family	16,997	13.8	21,984	15.6
Multi-family	1,645	1.3	-	-
Nonresidential	820	0.7	820	0.6
Land loans	7,136	5.8	8,677	6.2
Total real estate loans	103,618	84.0	115,311	82.1

Consumer:
Home equity loans and lines of credit	13,283	10.7	16,549	11.8
Auto loans	472	0.4	826	0.6
Deposit loans	504	0.4	700	0.5
Other	742	0.6	1,748	1.2
Total consumer loans	15,001	12.1	19,823	14.1

Commercial loans	4,867	3.9	5,364	3.8

Total loans	123,486	100.0%	140,498	100.0%
Allowance for loan losses	(3,157)		(3,180)
Net deferred loan costs	(266)		(272)
Loans receivable, net	$120,063		$137,046

Loan Maturity

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2008
		Multi-
		Family and
		Nonresidential
	One-to-Four	Real Estate					Total
	Family	Loans	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$7,044	$14,221	$22,649	$10,395	$11,882	$5,952	$72,143
More than one year to three years	2,912	11,374	562	2,119	1,290	1,189	19,446
More than three years to five years	9,306	27,602	1,028	1,480	1,351	11,976	52,743
More than five years to fifteen years	7,549	11,994	-	222	2,229	988	22,982
More than fifteen years	11,399	-	-	-	-	-	11,399
Total	$38,210	$65,191	$24,239	$14,216	$16,752	$20,105	$178,713

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2008 that are due after December 31, 2009, and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$29,118	$2,048	$31,166
Multi-family and nonresidential	40,772	10,198	50,970
Construction	-	1,590	1,590
Land	778	3,043	3,821
Consumer	4,488	382	4,870
Commercial	8,631	5,522	14,153
Total	$83,787	$22,783	$106,570

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate. When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Securities. Our securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of states and political subdivisions and other securities.  In the year ended December 31, 2008 the amortized cost of our securities increased by $15.2 million, primarily as a result of investment of the Company’s stock offering proceeds early in 2008 and the subsequent $35.0 million leverage transaction that was executed at the end of April, 2008.  For more information on this leverage transaction, see “-Borrowings- Structured Repurchase Agreements” below.

Our callable securities, with a fair value of $36.8 million at December 31, 2008, consist of U.S. government agency bonds and securities that are callable beginning in periods ranging from one to four years, state and political subdivisions bonds that are callable beginning in periods ranging from three to eight years, and corporate debt securities that are callable beginning in periods ranging from one to four years.

	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
U. S. Treasury	$4,798	$6,564	$4,828	$6,144	$4,856	$5,995
U. S. Government agencies	30,484	30,687	40,014	40,436	45,893	45,522
U.S. Government agencies preferred securities	-	-	7,512	7,662	-	-
State and political subdivisions	7,631	7,394	7,718	7,735	7,759	7,708
Mortgage-backed securities	79,765	81,510	45,938	46,343	21,826	21,785
Collateralized mortgage obligations	2,376	2,364	-	-	-	-
Corporate debt securities	1,069	557	4,895	4,497	2,507	2,509
Total	$126,123	$129,076	$110,905	$112,817	$82,841	$83,519

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2008. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
U.S. government and federal agencies	$-	-%	$-	-%	$19,601	6.3%	$17,650	5.6%	$37,251	6.0%
State and political subdivisions	-	-	-	-	3,290	4.1	4,104	3.9	7,394	4.0
Mortgage-backed securities	3	9.5	40	6.0	2,243	5.5	79,224	5.2	81,510	5.2
Collateralized mortgage obligations	-	-	-	-	-	-	2,364	5.6	2,364	5.6
Corporate debt securities	-	-	-	-	-	-	557	16.7	557	16.7
Total	$3	9.5%	$40	6.0%	$25,134	5.9%	$103,899	5.3%	$129,076	5.4%

Deposits. Deposit accounts, primarily obtained from individuals and businesses within our local market area, are our primary source of funds for lending and investment. Our deposit accounts are comprised of non-interest-bearing accounts, interest-bearing savings accounts, checking accounts, money market accounts and certificates of deposit.  During the year ended December 31, 2008, our deposits increased by $17.0 million, or 10.0%, primarily as a result of a concerted program implemented in mid-year 2008 which brought in many new customers.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Non-interest bearing checking accounts	$15,493	$10,490	$9,620
Interest bearing accounts:
Savings	18,683	17,913	12,457
Checking	45,401	27,249	26,759
Money market	18,079	23,957	30,278
Certificates of deposit	89,151	90,245	97,495
Total	$186,807	$169,854	$176,609

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2008.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
At December 31, 2008	(Dollars in thousands)
Three months or less	$7,173
Over three through six months	4,944
Over six through twelve months	11,839
Over twelve months	7,237
Total	$31,193

Borrowings.

Federal Home Loan Bank Advances.  Federal Home Loan Bank (“FHLB”) advances totaled $38.6 million at December 31, 2008.  The Bank had fixed rate callable advances maturing on January 9, 2015 in the amount of $13.0 million with $3.0 million callable beginning on January 9, 2009 and $10.0 million callable beginning on January 9, 2010 with a weighted average rate of 2.99%.  The remaining $25.6 million was borrowed under a repurchase agreement advance line with FHLB, secured by mortgage-backed securities.  The advance line has a variable rate that moves with the fed funds rate.  Pursuant to collateral agreements with the FHLB, non-repurchase advances, and other overnight facilities which the Bank utilizes, are secured by qualifying first mortgage loans, commercial real estate, FHLB stock and interest-bearing demand deposits with the FHLB.  There were no outstanding FHLB advances as of December 31, 2007.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase.  Federal funds purchased are short-term borrowings that typically mature within one to ninety days.  There were no federal funds purchased at December 31, 2008 or 2007.  Securities sold under agreements to repurchase consist of customer funds that are invested overnight in mortgage-related securities.  These types of accounts are often referred to as sweep accounts and reprice daily.  At December 31, 2008 and 2007 securities sold under agreements to repurchase totaled $5.0 million and $891,000 respectively.

Structured Repurchase Agreements.  In a leverage strategy, on April 30, 2008, the Bank entered into two balance sheet leverage transactions whereby it borrowed a total of $35.0 million in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in U. S. Agency pass-through Mortgage Backed Securities (the “Securities”), which were pledged as collateral.  The Bank secured the borrowed funds by Securities valued at 116% of the outstanding principal balance of the borrowings.  The borrowings have original maturity dates ranging from four to ten years, with a weighted average maturity of 6.9 years and certain borrowings have a call option starting with periods ranging from two to three years after origination and are continuously callable after the initial call date.

A summary of the material terms of each agreement is set forth below.

Four Year Liability Side Structured Repurchase Agreement. The Bank agreed to transfer approximately $10.9 million of U. S. Agency pass-through Mortgage Backed Securities as collateral for a $10 million repurchase facility, bearing interest at  market rates.  The termination for the repurchase facility is April 30, 2012.

Ten Year Non-Putable Three Year Liability Side Structured Repurchase Agreement.  The Bank agreed to transfer approximately $11.8 million of U. S. Agency pass-through Mortgage Backed Securities as collateral for a $10 million repurchase facility, bearing interest at market rates.  The termination for the repurchase facility is April 30, 2018, subject to early cancellation.

Ten Year Non-Putable Two Year Liability Side Structured Repurchase Agreement.  The Bank agreed to transfer approximately $5.9 million of U. S. Agency pass-through Mortgage Backed Securities as collateral for a $5 million repurchase facility, bearing interest at market rates.  The termination for the repurchase facility is April 30, 2018, subject to early cancellation.

Five Year Non-Putable Three Year Bermudan Structured Repurchase Agreement.  The Bank agreed to transfer approximately $11.8 million of U. S. Agency pass-through Mortgage Backed Securities as collateral for a $10 million repurchase facility, bearing interest at market rates.  The termination for the repurchase facility is April 30, 2013, subject to early cancellation.

Term Repurchase Agreements:
Repurchase agreement - rate 3.28%, due April 30, 2018, callable after April 30, 2011	$10,000
Repurchase agreement - rate 2.96%, due April 30, 2018, callable after April 30, 2010	5,000
Structured repurchase agreement - rate 3.71%, due April 30, 2013, callable after April 30, 2011, with embedded interest cap at LIBOR of 3.50% starting April 30, 2010	10,000
Structured repurchase agreement - rate 4.39%, due April 30, 2012 with embedded interest cap at LIBOR of 3.50% starting April 30, 2010	10,000
$35,000

Results of Operations for the Years Ended December 31, 2008 and 2007

Overview.

A net loss of $8.1 million was recorded for the year ended December 31, 2008 compared to a net loss of $255,000 for the year ended December 31, 2007.  Results for the year ended December 31, 2008 were negatively impacted by other-than-temporary impairment (“OTTI”) charges for certain investment securities classified as available-for-sale and losses on the sale of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) perpetual preferred securities.   During the third quarter of 2008, we recognized $13.6 million of other-than-temporary impairment on these investments.  In September 2008, we recorded impairment charges of $9.8 million for our investment grade perpetual callable preferred securities issued by Freddie Mac and Fannie Mae, and we recorded impairment charges of $3.8 million for our investment in pooled trust preferred securities (“PreTSLs”).

The net loss recorded for the year ended December 31, 2007 was primarily the result of losses realized on sales and write-downs of available for sale securities of $589,000 and an additional $535,000 in total non-interest expense. These items were partially offset by a decrease of $592,000 in the provision for income taxes for 2007.

Net Interest Income.

Net interest income increased 47.6% to $10.7 million for the year ended December 31, 2008 compared to $7.2 million for the year ended December 31, 2007.  Total interest income increased by $4.0 million or 30.4%, to $17.3 million for the year ended December 31, 2008, as interest income on loans and securities increased and interest income on interest-earning demand deposits and other interest-bearing assets decreased.  Interest income on loans increased by 21.7% to $9.2 million due to higher average balances while the average yield decreased by 115 basis points.  Interest income on investment securities increased by 47.5% to $7.7 million, primarily due to an increase in average investment securities balances.

Total interest expense increased by $586,000, or 9.7%, to $6.6 million for the year ended December 31, 2008, primarily due to the two leverage transactions which added an average of $23.5 million of long-term borrowings at other banks to the balance sheet and resulted in an increase of $872,000 in interest expense.  Average Federal Home Loan Bank advances and other borrowings increased by $39.2 million and interest expense related to these borrowings increased $940,000 for the year ended December 31, 2008.  These increases in interest expense were partially offset by a decrease of $1.2 million, or 54 basis points, in the cost of interest-bearing deposits as average balances of interest-bearing deposits also declined.  Total interest bearing deposits decreased during the first half of 2008 due primarily to some customers utilizing funds on deposit with the Bank to purchase stock in the initial public offering in late 2007.  However, interest-bearing deposits grew approximately $16.3 million between June 30, 2008 and December 31, 2008 as management focused advertising and personnel on development of deposit relationships.

Average Balances and Yields.

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and cost are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years ended December 31, 2008 and December 31, 2007.  Average balances were calculated using average monthly balances for 2006. Full year average daily balances were not available for 2006 due to our systems conversion in the first quarter.   We believe the use of these average monthly balances for 2006, rather than daily balances, are representative of our operations.  Total average assets are computed using month-end balances. No tax equivalent adjustments have been made as the Company’s investment in tax exempt assets, during the periods presented, were immaterial. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets. Nonaccrual loans are included in average balances only. Loan fees and late charges are included in interest income on loans and are not material.

	Year Ended December 31,
	2008			2007			2006

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$3,775	$212	5.62%	$5,675	$293	5.16%	$13,811	$529	3.83%
Loans	151,827	9,169	6.04%	104,835	7,537	7.19%	111,101	7,839	7.06%
Investment securities	136,458	7,720	5.66%	94,586	5,234	5.53%	72,512	3,876	5.35%
Other interest-earning assets	4,320	184	4.26%	4,799	189	3.94%	3,986	162	4.06%
Total interest-earning assets	296,380	17,285	5.83%	209,895	13,253	6.31%	201,410	12,406	6.16%
Non-interest-earning assets	14,956			10,606			10,573
Total assets	$311,336			$220,501			$211,983

Liabilities and shareholders' equity:
Interest-bearing deposits	$158,510	$4,754	3.00%	$168,733	$5,980	3.54%	$159,867	$4,759	2.98%
FHLB advances and other borrowings	39,991	976	2.44%	736	36	4.89%	5,264	394	7.48%
Long-term borrowings at other banks	23,525	872	3.71%	-	-	-	-	-	-
Total interest-bearing liabilities	222,026	6,602	2.97%	169,469	6,016	3.55%	165,131	5,153	3.12%
Non-interest-bearing deposits	10,430			11,947			9,430
Other noninterest-bearing liabilities	2,880			2,332			4,609
Total liabilities	235,336			183,748			179,170
Shareholders' equity	76,000			36,753			32,813
Total liabilities and shareholders' equity	$311,336			$220,501			$211,983
Net interest income		$10,683			$7,237			$7,253
Net interest margin			3.60%			3.45%			3.60%
Interest rate spread			2.86%			2.76%			3.04%
Average interest-earning assets to
average interest-bearing liabilities			133.49%			123.85%			121.97%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally between rate and volume.

	Year Ended December 31, 2008 compared to Year Ended December 31, 2007			Year Ended December 31, 2007 compared to Year Ended December 31, 2006
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Interest-earning demand deposits	$(110)	$29	$(81)	$(575)	$339	$(236)
Loans	2,538	(906)	1,632	(450)	148	(302)
Investment securities	2,370	116	2,486	1,223	135	1,358
Other interest-earning assets	(30)	25	(5)	32	(5)	27
Total earning assets	$4,768	$(736)	$4,032	$230	$617	$847

Interest expense:
Interest bearing deposits	$(354)	$(872)	$(1,226)	$288	$933	$1,221
FHLB advances and other borrowings	949	(9)	940	(255)	(103)	(358)
Long-term borrowings at other banks	872	-	872	-	-	-
Total interest-bearing liabilities	1,467	(881)	586	33	830	863
Net increase (decrease) in interest income	$3,301	$145	$3,446	$197	$(213)	$(16)

Provision for Loan Losses.

The provision for loan losses was $685,000 in 2008 compared to a credit to the provision for loan losses of $364,000 in 2007.  The increase in the provision was attributable to loan growth of approximately 52% during the year ended December 31, 2008.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income.  The following table shows the components of non-interest income for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	% Change
		(Dollars in thousands)
Non-interest Income
Customer service and other fees	$1,201	$1,098	9.38%
Loan servicing and other fees	49	184	(73.37)
Net gains on loan sales	608	828	(26.57)
Net gain on sales of other real estate owned	-	10	(100.00)
Net realized loss on sales of available-for-sale securities	(2,656)	(307)	765.15
Other-than-temporary impairment on available-for-sale securities	(13,577)	(282)	4,714.54
Net realized gain on sales of other assets held for sale	295	-	100.00
Commissions on insurance and brokerage	292	421	(30.64)
Net gain (loss) on premises and equipment	(37)	18	(305.56)
Other	29	17	70.59
Total non-interest income (loss)	$(13,796)	$1,987	(794.31	) %

Total non-interest income for the year ended December 31, 2008, was a loss of $13.8 million, a decrease of $15.8 million compared to the year ended December 31, 2007.  The overriding factor contributing to the loss in non-interest income was other-than-temporary impairment (“OTTI”) charges and realized losses from the sale of perpetual preferred securities.  More specifically, in September 2008, the Company recorded OTTI charges of $9.8 million for investment grade perpetual callable preferred securities issued by Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”), and it recorded impairment charges of $3.8 million for its investments in pooled trust preferred securities (“PreTSLs”).  The Company also recorded $2.6 million in realized losses from the sale of Fannie Mae perpetual preferred stock during the third quarter of 2008.  The Company liquidated all of its remaining Fannie Mae and Freddie Mac perpetual preferred securities holdings during the fourth quarter of 2008 which resulted in additional realized losses of $570,000.  These realized losses were partially offset by gains on the sale of available-for-sale securities of $463,000 which were realized during the fourth quarter of 2008.

During the second quarter of 2007, we realized a net loss of $307,000 on sales of available-for-sale securities, which was a result of selling lower yielding securities, with a carrying value of $20.6 million, and purchased higher yielding securities in the amount of $20.4 million to increase portfolio yield.  Additionally, during the fourth quarter of 2007 we took a non-cash OTTI charge of $282,000 for securities which was directly related to $2.4 million of Freddie Mac and Fannie Mae preferred stock.  As mentioned in the preceding paragraph, the Company liquidated all of its Fannie Mae and Freddie Mac perpetual preferred securities holdings during the fourth quarter of 2008.

For the year ended December 31, 2008, loan servicing and other fees declined 73.4% as the Company’s serviced loan portfolio continues to decline.  Net gains on loan sales decreased 26.6% primarily due to a decline in real estate sales in the Bank’s market area during 2008 in combination with tightening of credit underwriting criteria by the secondary markets.   The decrease in commissions on insurance and brokerage was primarily the result of overall market turmoil, which resulted in decreased brokerage activity in 2008.

Customer service and other fees increased 9.4% for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to an increase in deposit holders at the Bank.  The net realized gain on sales of other assets held for sale was primarily related to the March 27, 2008, sale of the Bank’s former headquarters.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$5,825	$5,533	5.28%
Net occupancy expense	512	635	(19.37)
Equipment expense	598	499	19.84
Data processing fees	784	688	13.95
Professional fees	601	502	19.72
Marketing expense	288	305	(5.57)
Office expense	271	289	(6.23)
Losses on foreclosed assets, net	4	20	(80.00)
Insurance expense	86	99	(13.13)
Mortgage loan outsourced servicing	38	177	(78.53)
Other	1,138	1,313	(13.33)
Total non-interest expense	$10,145	$10,060	0.84%

Non-interest expense remained relatively unchanged for the year ended December 31, 2008 compared to the same period of 2007.  The majority of increases in equipment expense, data processing fees, professional fees and salaries and employee benefits were offset by decreases in all other categories of non-interest expense.  Total salaries and employee benefits increased $292,000, or 5.7% for the year ended December 31, 2008 compared to the year ended December 31, 2007, mainly due to a $334,000 or 9.7% increase in base salaries and costs of $246,000 related to the Company’s 2008 Executive Incentive Plan, which was partially offset by a $125,000, or 20.9%, decrease in incentive compensation and an increased credit of $145,000, or 51.4%, for deferred loan costs related to the growth in the loan portfolio.   The Compensation Committee of the Board of Directors determined that, due to the poor performance of the Company for the year 2008, the incentives paid to the executives of the Company should be decreased accordingly.

The increase of $99,000, or 19.8%, in equipment expense was primarily related to higher depreciation.  The increase of $96,000, or 14.0%, in data processing fees was primarily due to higher fees incurred to expand our product offerings and services.  Professional fees increased $99,000, or 19.7%, in 2008 due to increased fees paid for accounting and consulting fees.

The increases in non-interest expense were somewhat offset by declines in all other non-interest expense categories for the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007.  Most notable was a decline of $139,000 or 78.5% in mortgage loan outsourced servicing as the number of mortgage accounts we have outsourced for servicing continues to decline, with no additional loans being added.  Net occupancy expense decreased $123,000 or 19.4% primarily due to lower repair and maintenance costs and reduced real property tax expense related to the sale of our former headquarters building.

Provision (Credit) for Income Taxes.

The credit for income taxes was $5.8 million for the year ended December 31, 2008 compared to a credit of $217,000 for the year ended December 31, 2007, primarily as a result of the net loss for both years.  The effective tax rate for 2008 was 41.9% compared to 46.2% for 2007.  The increase in effective tax rate reflects the impact of our net loss for the year combined with a decrease in the relative impact of tax exempt income on the overall tax rate.

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis.  Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status.  When the loan becomes 15 days past due, a late notice is sent to the borrower.  When the loan becomes 30 days past due, a more formal letter is sent. Between 15 and 30 days past due, telephone calls are also made to the borrower. After 30 days, we regard the borrower as in default.  At 60 days delinquent, the borrower may be sent a letter from our attorney and we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan  is sold at foreclosure.  When a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan.  Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets.  We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are  placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at fair market value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.  Subsequent interest payments are applied to the outstanding principal balance.

The following table provides information with respect to our nonperforming assets at the dates indicated. We had no troubled debt restructurings at any of the dates indicated and we had no impaired loans at December 31, 2008.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$641	$613	$420	$112	$161
Multifamily and nonresidential	-	-	3,888	2,206	1,213
Construction	165	184	-	-	104
Land	-	-	-	-	—
Consumer	10	30	-	194	241
Commercial	14	9	12	341	752
Total	830	836	4,320	2,853	2,471

Accruing loans past due 90 days or more:
One-to-four family	-	-	-	-	-
Multi-family and nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Total	-	-	-	-	-
Total of nonaccrual and 90 days or more past due loans	830	836	4,320	2,853	2,471
Real estate owned	-	-	946	519	3,178
Other nonperforming assets	-	-	-	-	-
Total nonperforming assets	$830	$836	$5,266	$3,372	$5,649
Total nonperforming loans to total loans	0.46%	0.71%	4.29%	2.31%	1.76%
Total nonperforming loans to total assets	0.25%	0.33%	2.02%	1.29%	1.04%
Total nonperforming assets to total assets	0.25%	0.33%	2.47%	1.53%	2.37%

The ratio of nonperforming loans to total loans declined from 0.71% to 0.46% primarily due to the growth in the loan portfolio, while total nonperforming loans were relatively unchanged.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2008	2007
	(Dollars in thousands)

Special mention assets	$909	$264
Substandard assets	1,193	1,487
Doubtful assets	-	211
Loss assets	-	-
Total classified assets	$2,102	$1,962

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

At December 31, 2008, our allowance for loan losses represented 1.2% of total gross loans and 262.0% of nonperforming loans.  At December 31, 2007, our allowance for loan losses represented 1.3% of total gross loans and 180.6% of nonperforming loans.  The allowance for loan losses increased $665,000 to $2.2 million at December 31, 2008 from $1.5 million at December 31, 2007 primarily due to the volume of loan growth we experienced during 2008.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2008			2007			2006
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One-to-four family	$220	10.1%	21.4%	$185	12.3%	26.9%	$197	9.7%	34.8%
Multi-family and nonresidential	871	40.0	36.5	870	57.6	27.4	1,410	69.7	34.2
Construction	185	8.5	13.6	42	2.8	17.6	32	1.6	15.0
Land	39	1.8	8.0	40	2.6	9.8	38	1.9	6.9
Consumer	135	6.2	9.3	75	5.0	8.6	254	12.5	7.4
Commercial	725	33.4	11.2	298	19.7	9.7	94	4.6	1.7
Total allowance for loan losses	$2,175	100.0%	100.0%	$1,510	100.0%	100.0%	$2,025	100.0%	100.0%

	At December 31,
	2005			2004
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One-to-four family	$355	11.2%	29.7%	$426	13.4%	26.7%
Multi-family and nonresidential	2,194	69.5	32.7	2,134	67.0	33.0
Construction	42	1.3	15.8	-	-	16.2
Land	27	0.9	5.8	75	2.4	6.2
Consumer	190	6.0	12.1	107	3.4	14.1
Commercial	349	11.1	3.9	438	13.8	3.8
Total allowance for loan losses	$3,157	100.0%	100.0%	$3,180	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with  accepted accounting principles, there can be no assurance that the Office of Thrift Supervision, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of Thrift Supervision may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$1,510	$2,025	$3,157	$3,180	$3,175
Provision (Credit) for loan losses	685	(364)	(736)	91	89
Charge offs:
One-to-four family	22	50	7	19	1
Multi-family and nonresidential	-	108	145	152	-
Construction	-	-	-	-	-
Land	-	-	23	-	-
Consumer	67	85	204	110	105
Commercial	-	-	348	124	-
Total charge-offs	89	243	727	405	106
Recoveries:
One-to-four family	2	13	5	232	7
Multi-family and nonresidential	-	-	87	2	-
Construction	-	-	-	-	-
Land	-	10	-	-	-
Consumer	41	24	42	50	15
Commercial	26	45	197	7	-
Total recoveries	69	92	331	291	22
Net charge-offs	20	151	396	114	84
Allowance for loan losses at end of period	$2,175	$1,510	$2,025	$3,157	$3,180
Allowance for loan losses to nonperforming loans	262.00%	180.62%	46.88%	110.66%	128.69%
Allowance for loan losses to total loans outstanding at the end of the period	1.22%	1.28%	2.01%	2.56%	2.26%
Net charge-offs to average loans outstanding during the year	0.01%	0.14%	0.36%	0.09%	0.06%

Liquidity Management.  The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

        Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the Federal Deposit Insurance Corporation (“FDIC”) in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009. The FDIC also implemented the Temporary Liquidity Guarantee Program (“TLGP”), which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. The Bank elected to opt-in to this program, thus, our customers will receive full coverage for transaction accounts under the program.

        The FDIC also implemented a Debt Guarantee Program where it guarantees all newly-issued senior unsecured debt up to prescribed limits by a participating bank on or after October 14, 2008 through and including June 30, 2009. The Company and the Bank elected to opt-in to this program, which would provide unsecured senior debt to the Company and the Bank in the form of greater than 30 day term notes. As of December 31, 2008, no guaranteed senior unsecured debt had been issued by the Company or the Bank.  On February 10, 2009, the FDIC extended the Debt Guarantee Program for an additional four months until October 30, 2009.

        Additionally, the Company has become a member of the Certificate of Deposit Account Registry Service (CDARS®) program. Through CDARS®, the Bank's customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. Pursuant to this arrangement, an individual customer's large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2009) and placed with other banks that are members of the network. The reciprocal member banks then issue certificates of deposit in amounts that ensure that the entire deposit is eligible for FDIC insurance.

        Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Cincinnati, repurchase agreements and federal funds purchased. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Additionally, as described above, the Company joined the CDARS® program and can purchase certificates of deposit through this program. At December 31, 2008, the Company was not actively participating in the CDARS® program; however, the Company is eligible to purchase certificates of deposit of up to five percent of its total assets through CDARS®.  These sources provide significant secondary liquidity to the Company to service its depositors' needs.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2008, cash and cash equivalents totaled $12.2 million.  Securities classified as available-for-sale, amounting to $129.1 million at December 31, 2008, provide additional sources of liquidity.  In addition, at December 31, 2008, we had the ability to borrow a total of approximately $69.2 million from the Federal Home Loan Bank of Cincinnati.  At December 31, 2008, we had $38.6 million in  Federal Home Loan Bank advances outstanding.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with  accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 19 to the consolidated financial statements beginning on page F-1 of this annual report.

For the year ended December 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments.  At December 31, 2008, we had $42.4 million in loan commitments outstanding, $32.0 million in unused commercial lines of credit (including unadvanced portions of construction loans) and $10.2 million in unused open-end consumer lines of credit. Certificates of deposit due within one year of December 31, 2008 totaled $63.2 million, or 70.9% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations.  The following table presents certain of our contractual obligations as of December 31, 2008

	0 - 1	1 - 3	3 - 5	Over 5
	Year	Years	Years	Years	Total
	(Dollars in thousands)
Deposits without stated maturity	$97,656	$-	$-	$-	$97,656
Certificates of deposit	63,208	24,220	1,723	-	89,151
Operating leases	46	78	10	-	134
Long-term debt - Federal Home Loan Bank	-	-	-	13,000	13,000
Long-term debt - other banks	-	-	-	35,000	35,000
Purchase obligations	1,205	1,271	103	9	2,588
Total contractual obligations	$162,115	$25,569	$1,836	$48,009	$237,529

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008 and 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and note 14 to the consolidated financial statements beginning on page F-1 of this annual report.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 2 to the consolidated financial statements beginning on page F-1 of this annual report.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this annual report have been prepared according to  accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates  have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

The Bank manages the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings.  To reduce the potential volatility of earnings, the Bank has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  The Bank’s strategy for managing interest rate risk emphasizes:  adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and  selling in the secondary market substantially all newly originated one-to-four family residential real estate loans.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

Net Portfolio Value Analysis

The Bank uses a net portfolio value analysis prepared by the Office of Thrift Supervision to review the level of the Bank’s interest rate risk.  This analysis measures interest rate risk by capturing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

The following table, which is based on information that the Bank provided to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at December 31, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps the Bank might take to counteract that change.

		Net Portfolio Value			Net Portfolio Value as a % of
		(Dollars in thousands)			Portfolio Value of Assets
Basis Point (“bp”)		$ Amount	$ Change	% Change	NPV Ratio	Change
Change in Rates
+300	bp	$ 42,224	$ (7,628)	(15)%	12.66%	(161)	bp
+200	bp	46,316	(3,536)	(7)	13.61	(66)	bp
+100	bp	48,741	(1,111)	(2)	14.11	(16)	bp
+50	bp	49,162	(690)	(1)	14.14	(13)	bp
0	bp	49,852	-	-	14.27	-	bp
-50	bp	48,711	(1,140)	(2)	13.88	(40)	bp
-100	bp	47,118	(2,734)	(5)	13.38	(89)	bp

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

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 12, 2008, the Company dismissed BKD, LLP and engaged Horne, LLP to audit the consolidated financial statements of the Company as of December 31, 2008.  The engagement of Horne, LLP was approved by the Audit Committee of the board of directors.  Before its engagement, the Company did not consult Horne, LLP regarding either (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) on any matter that was the subject of a disagreement with its former accountants or on any matter that was a reportable event.

BKD, LLP’s report on the consolidated financial statements of the Company as of December 31, 2007 and 2006 and for each of the two year periods ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

At the time of dismissal, there had not been any disagreement with BKD, LLP and the Company with respect to the consolidated financial statements for December 31, 2007 or 2006 or during the subsequent period through the date of the dismissal of BKD, LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BKD, LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.  BKD, LLP has furnished a letter addressed to the Securities and Exchange Commission that was included as an exhibit to the Company’s Form 8-K, initially filed with the Securities and Exchange Commission on June 18, 2008, stating its agreement with the statements made in this Item 9.

Item 9A(T).	CONTROLS AND PROCEDURES

 a)   Evaluation of disclosure controls and procedures.    The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

(b)   Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2008, of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008. Management's Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)   Changes in Internal Control Over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.                OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of First Advantage Bancorp., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of First Advantage Bancorp, see Part I, Item 1, “Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning First Advantage Bancorp’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.firstfederalsb.com.

Item 11.                 EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Security Ownership of Certain Beneficial Owners

Information required by this Item is incorporated herein by referenced to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(b)           Security Ownership of Management

Information required by this Item is incorporated herein by referenced to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(c)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plan Information

Information required by this Item is incorporated herein by reference to Part II, Item 5, “Equity Compensation Plan Information” of this Annual Report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

          For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance
          For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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

No.           Description

3.1           Charter of First Advantage Bancorp (1)
3.2           Bylaws of First Advantage Bancorp (1)
4.1           Form of Stock Certificate of First Advantage Bancorp (1)
10.1	Employment Agreement by and between First Advantage Bancorp and Earl O. Bradley, III, dated November 29, 2007* (2)
10.2	Employment Agreement by and between First Federal Savings Bank and Earl O. Bradley, III, dated November 29, 2007* (2)
10.3	Employment Agreement by and between First Advantage Bancorp and John T. Halliburton, dated November 29, 2007* (2)
10.4	Employment Agreement by and between First Federal Savings Bank and John T. Halliburton, dated November 29, 2007* (2)
10.5	Employment Agreement by and between First Advantage Bancorp and Patrick C. Greenwell, dated November 29, 2007* (2)
10.6	Employment Agreement by and between First Federal Savings Bank and Patrick C. Greenwell, dated November 29, 2007* (2)
10.7	Employment Agreement by and between First Federal Savings Bank and Franklin G. Wallace, dated November 29, 2007* (2)
10.8	Employment Agreement by and between First Federal Savings Bank and Jon R. Clouser, dated November 29, 2007* (2)
10.9	First Advantage Bancorp 2008 Equity Incentive Plan* (3)
11.1	Statement re: computation of per share earnings (incorporated by reference to financial statements referenced in Item 8 of this Annual Report on Form 10-K).

21.1           Subsidiaries
23.1           Consent of BKD, LLP
23.2           Consent of Horne, LLP
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

(2)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.
(3)	Incorporated herein by reference to the appendix to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 5, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ADVANTAGE BANCORP

Date: March 25, 2009	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Earl O. Bradley, III	Chief Executive Officer and Director	March 25, 2009
Earl O. Bradley, III	(principal executive officer)

/s/Patrick C. Greenwell	Chief Financial Officer and Secretary	March 25, 2009
Patrick C. Greenwell	(principal accounting and financial officer)

/s/William G. Beach	Director	March 25, 2009
William G. Beach

/s/Vernon M. Carrigan	Director	March 25, 2009
Vernon M. Carrigan

/s/Robert E. Durrett, III	Director	March 25, 2009
Robert E. Durrett, III

/s/John T. Halliburton	President and Director	March 25, 2009
John T. Halliburton

/s/William Lawson Mabry	Director	March 25, 2009
William Lawson Mabry

/s/William H. Orgain	Director	March 25, 2009
William H. Orgain

/s/Michael E. Wallace	Director	March 25, 2009
Michael E. Wallace

/s/David L. Watson	Director	March 25, 2009
David L. Watson

First Advantage Bancorp
Index to Consolidated Financial Statements
December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Advantage Bancorp
Clarksville, Tennessee

We have audited the consolidated balance sheet of First Advantage Bancorp and subsidiaries  (the “Company”) as of December 31, 2008, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of the Company for the year ended December 31, 2007, were audited by other auditors whose report, dated March 17, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Memphis, Tennessee
March 25, 2009

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

BKD, LLP

Louisville, Kentucky
March 17, 2008

First Advantage Bancorp
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2008	2007
Assets
Cash and due from banks	$7,991	$3,209
Interest-bearing demand deposits at other banks	2,151	970
Time deposits at other banks	2,092	-
Federal funds sold	9	4,897
Cash and cash equivalents	12,243	9,076

Available-for-sale securities, at fair value	129,076	112,817
Loans held for sale	866	1,867
Loans, net of allowance for loan losses of $2,175 and $1,510 at December 31, 2008 and 2007, respectively	176,412	115,959
Premises and equipment, net	8,186	7,136
Mortgage servicing rights	-	9
Other assets held for sale	-	381
Federal Home Loan Bank stock	2,988	2,872
Accrued interest receivable	1,702	1,535
Income taxes receivable	709	1,018
Deferred tax asset	5,238	-
Other assets	984	733
Total assets	$338,404	$253,403

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$15,493	$10,490
Savings, checking and money market	82,163	69,119
Time certificates	89,151	90,245
Total deposits	186,807	169,854

Securities sold under agreement to repurchase	5,047	891
Federal Home Loan Bank advances	38,550	-
Borrowing with other banks	35,000	-
Deferred tax liability	-	96
Interest payable and other liablilities	2,739	3,057
Total liabilities	268,143	173,898

Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2008 or 2007	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 5,264,683 shares issued and 4,781,196 and 4,752,251 outstanding at December 31, 2008 and 2007, respectively	53	53
Additional paid in capital	52,221	51,596
Common stock acquired by benefit plan:
Restricted stock	(1,043)	(438)
Unallocated common stock held by:
Employee Stock Ownership Plan trust	(3,778)	(4,001)
Benefit plans	(2,923)	(1,073)
Retained earnings	23,909	32,230
Accumulated other comprehensive income	1,822	1,138
Total shareholders' equity	70,261	79,505
Total liabilities and shareholders' equity	$338,404	$253,403

See Notes to Consolidated Financial Statements

First Advantage Bancorp
Consolidated Statements of Operations
(Dollars in thousands)
	Years Ended December 31,
	2008	2007
Interest and Dividend Income
Loans	$9,169	$7,537
Investment securities	7,720	5,234
Other	396	482
Total interest and dividend income	17,285	13,253
Interest Expense
Deposits	4,754	5,980
Securities sold under agreements to repurchase and other short-term borrowings	162	8
Federal Home Loan Bank advances	814	28
Borrowings with other banks	872	-
Total interest expense	6,602	6,016
Net Interest Income	10,683	7,237
Provision (Credit) for Loan Losses	685	(364)
Net Interest Income After Provision (Credit) for Loan Losses	9,998	7,601
Non-interest Income
Customer service and other fees	1,201	1,098
Loan servicing and other fees	49	184
Net gains on loan sales	608	828
Net gain on sales of other real estate owned	-	10
Net realized loss on sales of available-for-sale securities	(2,656)	(307)
Other-than-temporary impairment on available-for-sale securities	(13,577)	(282)
Net realized gain on sales of other assets held-for-sale	295	-
Commissions on insurance and brokerage	292	421
Net (loss) gain on premises and equipment	(37)	18
Other	29	17
Total non-interest income	(13,796)	1,987
Non-interest Expense
Salaries and employee benefits	5,825	5,533
Net occupancy expense	512	635
Equipment expense	598	499
Data processing fees	784	688
Professional fees	601	502
Marketing expense	288	305
Office expense	271	289
Losses on foreclosed assets, net	4	20
Insurance expense	86	99
Mortgage loan outsourced servicing	38	177
Other	1,138	1,313
Total non-interest expense	10,145	10,060
Loss Before Income Taxes	(13,943)	(472)
Credit for Income Taxes	(5,848)	(217)
Net Loss	$(8,095)	$(255)

See Notes to Consolidated Financial Statements

First Advantage Bancorp
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)
				Common	Accumulated
		Additional		Stock	Other	Total
	Common	Paid-in	Retained	Acquired by	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Benefit Plans	Income (Loss)	Equity
Balance at January 1, 2007			$32,485		$404	$32,889
Comprehensive Income, net of tax:
Net Loss	-	-	(255)	-	-	(255)
Change in unrealized appreciation of available-for-sale securities, net of tax	-	-	-	-	734	734
Total Comprehensive Income	-	-	-	-	-	479
Issurance of common stock for initial public offering net of expense of $1,452	53	51,142	-	-	-	51,195
Shares purchased for First Federal Savings Bank Employee Stock Ownership Plan (ESOP) (421,174 shares)	-	-	-	(4,212)	-	(4,212)
ESOP shares committed to be allocated	-	15	-	211	-	226
Initial purchase of restricted stock for benefit plans	-	400	-	(1,495)	-	(1,095)
Purchase and release of restricted stock plan shares, net	-	39	-	(16)	-	23
Balance at December 31, 2007	$53	$51,596	$32,230	$(5,512)	$1,138	$79,505

Balance at January 1, 2008	$53	$51,596	$32,230	$(5,512)	$1,138	$79,505
Comprehensive Income, net of tax:
Net Loss	-	-	(8,095)	-	-	(8,095)
Change in unrealized appreciation of available-for-sale securities, net of tax	-	-	-	-	684	684
Total Comprehensive Loss	-	-	-	-	-	(7,411)
Dividends paid ($0.05 per common share)	-	-	(226)	-	-	(226)
Release of Employee Stock Ownership Plan (ESOP) shares	-	21	-	223	-	244
Purchase and Release of Restricted stock plan shares, net	-	604	-	(2,455)	-	(1,851)
Balance at December 31, 2008	$53	$52,221	$23,909	$(7,744)	$1,822	$70,261

See Notes to Consolidated Financial Statements

First Advantage Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Years Ended December 31,
	2008	2007
Operating Activities
Net loss	$(8,095)	$(255)
Items not requiring (providing) cash
Depreciation and amortization	470	431
Provision (credit) for loan losses	685	(364)
Change in provision for uncertain tax provision	(251)	357
Amortization of unearned compensation for restricted stock	604	23
Amortization of premiums and discounts on securities	(227)	(123)
Amortization of loan-servicing rights	9	42
Deferred income taxes	(5,690)	184
ESOP expense	244	226
Net realized loss on available-for-sale securities	2,655	307
Other-than-temporary impairment on available-for-sale securities	13,577	282
Net realized gain on sale of other real estate owned	-	(10)
Federal Home Loan stock dividends	(116)	-
(Gain) loss on sale of premises and equipment	38	(17)
(Gain) loss on assets held for sale	(295)	36
Change in other assets	(746)	-
Changes in
Originations of loans held for sale	(30,870)	(36,077)
Proceeds from loans sold	31,871	35,610
Interest receivable and other assets	(167)	(387)
Interest payable and other liabilities	737	(1,483)
Net cash used in (provided by)operating activities	4,433	(1,218)
Investing Activities
Purchases of available-for-sale securities	(111,096)	(82,678)
Proceeds from maturities of and repayments of available-for-sale securities	27,484	30,090
Proceeds from sales of available-for-sale securities	52,388	24,059
Net change in loans	(61,138)	(17,292)
Purchase of premises and equipment	(1,558)	(1,314)
Proceeds from sales of premises and equipment	-	69
Purchase of other assets held for sale	(159)	(301)
Proceeds from sale of other assets	835	265
Proceeds from the sale of foreclosed assets	-	1,023
Net cash used in investing activities	(93,244)	(46,079)
Financing Activities
Net increase in demand deposits, money market, checking and savings accounts	18,047	495
Net decrease in certificates of deposit	(1,094)	(7,250)
Change in repurchase agreement and other short-term borrowings	4,156	891
Proceeds from Federal Home Loan Bank advances, net	25,550	-
Proceeds from long term Federal Home Loan Bank advances	13,000	-
Proceeds from long term debt with other banks	35,000	-
Net proceeds from initial public offering	-	51,195
ESOP loan	-	(4,212)
Stock purchased - restricted stock compensation plans	(2,455)	(1,495)
Dividends paid	(226)	-
Net cash provided by (used in) financing activities	91,978	39,624
Increase (Decrease) in Cash and Cash Equivalents	3,167	(7,673)
Cash and Cash Equivalents, Beginning of Period	9,076	16,749
Cash and Cash Equivalents, End of Period	$12,243	$9,076

Supplemental Cash Flow Information
Interest Paid	$5,496	$6,112
Income taxes paid (net of refunds)	$191	$1,273
Real estate acquired in settlement of loans	$-	$67

See Notes to Consolidated Financial Statements

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Note 1:	Conversion and Change in Corporate Form

First Advantage Bancorp (the “Company”), a Tennessee corporation, was formed by First Federal Savings Bank (the “Bank”) in June 2007 to become the Bank’s stock holding company upon completion of the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”).  In connection with the Conversion, which was completed on November 29, 2007, the Company issued 5,264,683 shares of common stock, including 421,174 shares acquired by the First Federal Savings Bank Employee Stock Ownership Plan (the “ESOP”), in a subscription offering, and raised net proceeds of $51,195.  In addition, the Company made a 20-year loan to the ESOP to allow it to purchase shares of the Company’s common stock in the subscription offering.  The Bank has one inactive wholly owned subsidiary, First Financial Mortgage Corp.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The Company was newly organized and owned no assets during any period prior to November 29, 2007.  Therefore, the financial information for any period prior to November 29, 2007 presented in this report is that of the Bank and its subsidiary.

Note 2:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, the Bank.  The Bank is a savings bank primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Clarksville, Tennessee and surrounding areas.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulation of  the Office of Thrift Supervision and Federal Deposit Insurance Corporation and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

In the opinion of management, the audited consolidated financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the consolidated statement of financial condition as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008 and 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank and its wholly owned subsidiary First Financial Mortgage Corporation (collectively referred to as the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  First Financial Mortgage Corporation is an inactive subsidiary and, therefore, its operations are not material to the consolidated financial statements.

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

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, deferred income taxes and other-than-temporary impairment of investments.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Cash Equivalents

The Company considers all liquid investments with maturities of four months or less to be cash equivalents.

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

If a decline in value of an individual security classified as available-for-sale or held-to-maturity is judged to be other-than-temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in our earnings.  Estimated fair value is determined based on bid prices and valuation models received from third party pricing services.

Amortization of premiums and accretion of discounts are recorded as interest income from securities utilizing the level yield method to calculate the monthly amortization and accretions, which approximates the interest method.  Realized gains and losses are recorded as net securities gains (losses).  Gains and losses on sales of securities are determined on the specific-identification method.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances and adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

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

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation.  Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets which  range from seven to 40 years for buildings and related components and from three to ten years for furniture, fixtures and equipment.

Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system.  The required investment in the common stock is based on a predetermined formula.  The Bank reports its investment in the FHLB stock at cost.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less estimated selling cost, at the date of foreclosure, establishing a new cost basis with any write-downs charged against the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  There were no foreclosed assets held for sale as of December 31, 2008 and 2007, respectively.

Revenue and expenses from operations and any additional write-down(s) on the valuation of foreclosed assets are included in net income or expense.  There were no amounts for additional write-downs on foreclosed assets included in the financial statements for the years ended December 31, 2008 and 2007.  Net expenses from operations on foreclosed assets included in the financial statements for the years ended December 31, 2008 and 2007 were $4 and $20, respectively.

Mortgage Servicing Rights

Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values.  Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.  Total mortgage servicing rights were $-0- and $9 at December 31, 2008 and 2007, respectively.  Amortization of the mortgage servicing rights against mortgage loan servicing fees received were $9 and $42 for the years ended December 31, 2008 and 2007, respectively.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Impairment of mortgage servicing rights is assessed based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.  No impairment was recognized for the years ended December 31, 2008 and 2007.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets.”  Management elected to continue to amortize their existing mortgage servicing rights upon adoption of SFAS No. 156.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are  treated as collateralized financing transactions and are recorded at the amount at which the securities or an interest in securities were sold.  The fair value of collateral provided to a third party is continually monitored and may require additional collateral.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company and its subsidiaries file separate income tax returns.

Employee Stock Ownership Plan (“ESOP”)

The Company has an employee stock ownership plan (“ESOP”).  This plan is more fully described in Note 16.  Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  As ESOP shares are committed to be released and allocated among the participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.  For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.  ESOP shares that have not been committed to be released are not considered outstanding.  Dividends paid on unallocated shares are used to pay debt service and, at the Company’s discretion, may reduce the Company’s normal contribution.

Rabbi Trust

The Company established a rabbi trust to fund certain benefit plans.  The Company accounts for these plans in accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held In a Rabbi Trust and Invested.”  Until the plan benefits are paid, creditors may make claims against the asset if the Company becomes insolvent.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and expensed over the applicable vesting period.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes changes in unrealized gains and losses on securities available-for-sale, net of tax effect, which are recognized as a separate component of equity.

Bank Owned Life Insurance

The Company has purchased single-premium life insurance policies on certain former directors of the Company.  The net cash surrender value of those polices is classified in other assets.  Appreciation in the value of the insurance policies is classified in non-interest income.

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

Fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is determined by matrix pricing, and in some cases, fair value is determined by an independent third party.  Valuation adjustments may be made to ensure that financial statements are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation

Earnings Per Common Share

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of Basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were vested during the period. At December 31, 2008, there were 22,563 antidilutive common stock equivalents. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations as they are committed to be released.  Because the Company recorded a net loss for the year ended December 31, 2008, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same as basic loss per share in that period.  Due to the Company’s net loss for the year ended December 31, 2008, there were 569,802 potentially dilutive securities excluded from the calculations of earnings per share.  See disclosures about fair value measurements in Note 3 below.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Recently Issued Accounting Standards

In October 2008, the FASB issued FASB Staff Position (“FSP”) No.157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008 and the effects were not material to the Company’s financial position, results of operation or cash flows.

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  The hierarchical guidance of SFAS No. 162 did not have a material impact on the preparation of the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance on how to measure assets and liabilities that use fair value.  SFAS No.157 applies whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This statement also requires additional disclosures in both annual and quarterly reports.  As initially adopted, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of SFAS No.157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Accordingly, the Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.   See disclosures about fair value measurements in Note 17 below.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques.  SFAS No.159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  Accordingly, the Company adopted SFAS No.159 in the first quarter of 2008.  The adoption of this statement did not have a material impact on the Company’s financial position as the Company did not elect the fair value option for any financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS No. 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and instructs how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008 and is applied prospectively to business combinations for which the acquisition date is on or after December 31, 2008. Earlier adoption is prohibited. The Company is currently evaluating the effect, if any, that the adoption of this statement will have on the Company’s financial position, results of operation or cash flows.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 was effective for fiscal years beginning after September 15, 2007.  The adoption of EITF 06-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying the provisions of this statement was recognized as an adjustment to the beginning balance of retained earnings.  The Company adopted the Interpretation on January 1, 2007, as required.

Note 3:	Earnings Per Common Share

Basic earnings per share represent earnings available to common stockholders divided by the adjusted weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Because the Company recorded a net loss for the year ended December 31, 2008, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same as basic loss per share in that period.  Due to the Company’s net loss for the year ended December 31, 2008, there were 569,802, potentially dilutive securities excluded from the calculations of earnings per share.

Earnings per common share are not presented for the year ended December 31, 2007 as the Company’s initial public stock offering was completed on November 30, 2007 and, therefore, per share results would not be meaningful.

Basic and diluted earnings per share are computed as follows:

	2008	2007

Net loss	$(8,095)	$(255)

Weighted-average shares - Basic EPS	4,691,863	N/A
Weighted-average shares - Diluted EPS	4,691,863	N/A
Basic earnings (loss) per common share	$(1.73)	N/A
Diluted earnings (loss) per common share	$(1.73)	N/A

Note 4:	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposits for certain correspondent relationships.  The reserve required at December 31, 2008 and 2007, was $258 and $887, respectively.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Note 5:	Securities

The amortized cost and approximate fair values of securities as of December 31, 2008 and 2007, are summarized below:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury	$4,798	$1,766	$-	$6,564
U.S. Government agencies	30,484	215	(12)	30,687
Mortgage-backed securities	79,765	1,779	(34)	81,510
Collateralized mortgage obligations	2,376	-	(12)	2,364
State and political subdivisions	7,631	22	(259)	7,394
Corporate debt securities	1,069	-	(512)	557
Total	$126,123	$3,782	$(829)	$129,076

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury	$4,828	$1,316	$-	$6,144
U.S. Government agencies	40,014	422	-	40,436
U.S. Government agencies preferred securities	7,512	150	-	7,662
Mortgage-backed securities	45,938	426	(21)	46,343
State and political subdivisions	7,718	34	(17)	7,735
Corporate debt securities	4,895	-	(398)	4,497
Total	$110,905	$2,348	$(436)	$112,817

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

The mortgage-backed securities are backed by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”) and Government National Mortgage Association (“GNMA”).  None of the mortgage-backed securities are privately issued.

Collateralized mortgage obligations (“CMOs”) are mortgage derivatives and the CMOs owned by the Bank are classified as “low risk” under regulatory guidelines.  CMOs are subject to the effects of interest rate risk.  The Bank does not purchase CMOs at any significant premium over par value to limit certain prepayment risks.

The amortized cost and fair value of securities at December 31, 2008 and 2007, by contractual maturity, are shown below.

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  U.S Government agencies preferred securities with a carrying amount of $7,512 and a fair value of $7,662 at December 31, 2007,  had no maturity date and were excluded from the table.

	December 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
One to five years	-	-	4,142	4,177
Five to 10 years	21,141	16,326	20,934	22,364
After 10 years	25,217	31,240	32,379	32,271
	46,358	47,566	57,455	58,812
Mortgage-backed securities	79,765	81,510	45,938	46,343
Total	$126,123	$129,076	$103,393	$105,155

The carrying value of securities pledged as collateral to secure public deposits, borrowings and for other purposes, was $115,283 at December 31, 2008, and $23,469 at December 31, 2007.

Gross gains of $502 and $31 and gross losses of $3,158 and $338 resulting from sales of securities were realized for the years ended December 31, 2008 and 2007, respectively.

Taxes allocated to investment losses were $1,209 and $135 for the years ended December 31, 2008 and 2007, respectively.

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

During the third quarter of 2008 the estimated fair value of our investment grade perpetual callable securities issued by Freddie Mac and Fannie Mae declined significantly.  On September 7, 2008, the U.S. Treasury announced a plan to place Freddie Mac and Fannie Mae under conservatorship and that dividend and debt service for these securities had been suspended.  We also held pooled trust preferred securities (“PreTSLs”) which consisted primarily of financial institution trust preferred debt.  During the third quarter of 2008 these securities were put on negative credit watch and two of our holdings were downgraded by the rating

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

agencies.  Additionally, deferrals and defaults in the market place increased significantly during this time period.   Consequently, due to the events which occurred during the third quarter of 2008, the general turmoil in the banking industry, and other factors, management determined that these investments were other-than-temporarily impaired.

During the third quarter of 2008, we recognized $13,577 of other-than-temporarily impaired investment write-downs, which consisted of impairment charges of $9,774 for our investment grade perpetual callable preferred securities issued by Freddie Mac and Fannie Mae, and $3,803 of impairment charges for our PreTSLs investments.

The Company liquidated all of its Fannie Mae and Freddie Mac perpetual preferred securities holdings during the third and fourth quarters of 2008, which resulted in realized losses of $3,158.

During the fourth quarter of 2007 the Company recorded a charge of $282 for other-than-temporary impairment of securities which was directly related to $2,418 of Freddie Mac and Fannie Mae preferred stock that was held in the Bank’s securities portfolio. During the fourth quarter of 2007, Freddie Mac and Fannie Mae went to the markets with new preferred share offerings carrying higher dividend rates that caused the market prices of the other Freddie Mac and Fannie Mae preferred stock issues, including the issues held by the Bank, to decrease in market value. Due to the sudden drop in value and uncertainty of future market conditions surrounding Freddie Mac and Fannie Mae, management determined that the decrease was other-than-temporary and felt it was appropriate to recognize an impairment charge of $282 in the fourth quarter of 2007.

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

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2008 and 2007, was $16,335 and $8,047, respectively, which was approximately 12.7% and 7.0%, respectively, of the Bank’s available-for-sale investment portfolio at those dates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

The following table shows the Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies	$3,922	$(12)	$-	$-	$3,922	$(12)
Collaterized mortgage obligations	2,365	(12)	-	-	2,365	(12)
Mortgage-backed securities	4,014	(34)	-	-	4,014	(34)
State and political subdivisions	5,468	(258)	-	-	5,468	(258)
Corporate debt securities	-	-	566	(512)	566	(512)
Total	$15,769	$(316)	$566	$(512)	$16,335	$(828)

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$586	$(2)	$1,333	$(19)	$1,919	$(21)
State and political subdivisions	347	(2)	1,284	(15)	1,631	(17)
Corporate debt securities	4,497	(398)	-	-	4,497	(398)
Total	$5,430	$(402)	$2,617	$(34)	$8,047	$(436)

Note 6:	Loans and Allowance for Loan Losses

	December 31,
	2008	2007
Real estate
One-to-four family residential	$38,210	$31,639
Multi-family residential	10,816	5,043
Construction	18,829	16,427
Nonresidential real estate	54,375	27,186
Nonresidential construction	5,410	4,282
Land	14,216	11,539
Consumer and other (including home equity loans)	16,716	10,054
Commercial	20,105	11,412
Overdrafts	36	47
Total loans	178,713	117,629
Less:
Allowance for loan losses	2,175	1,510
Net deferred loan costs	(126)	(160)
Net loans	$176,412	$115,959

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Activity in the allowance for loan losses was as follows:

	December 31,
	2008	2007
Balance, beginning of year	$1,510	$2,025
Provision (credit) for loan losses	685	(364)
Losses charged off, net of recoveries, of $69 and $92 for 2008 and 2007, respectively	(20)	(151)
Balance, end of year	$2,175	$1,510

There were no loans classified as impaired as of December 31, 2008.  Impaired loans totaled $565 at December 31, 2007.

Interest of $22 and $185 was recognized on average impaired loans of $245 and $958 for the years ended December 31, 2008 and 2007, respectively.  No interest was recognized on impaired loans on a cash basis during the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, non-accruing loans were $830 and $836, respectively.

Note 7:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows:

		December 31,
	Estimated Useful Lives	2008	2007

Land and land improvements	7 to 15 years	$3,010	$2,258
Buildings and improvements	7 to 40 years	4,730	4,688
Furniture, fixtures and equipment	3 to 10 years	3,173	3,078
Construction in progress		601	-
		11,514	10,024
Less accumulated depreciation and amortization		3,328	2,888
Net premises and equipment		$8,186	$7,136

Note 8:	Other Assets Held for Sale

On November 21, 2007, the Bank executed a contract for the sale of the Bank’s former headquarters property located on North Second Street in Clarksville, Tennessee.  The proposed buyer, an individual, was a customer of the Bank.  The transaction was completed on March 26, 2008.  The sales price was $700.  The property had been held-for-sale by the Bank since October 2006.  The building was carried at the net book cost of $381 which was determined to be the carrying value.  The $319 gain on the sale of the building was recorded in other income.

Note 9:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $30,796 and $37,904 at December 31, 2008 and December 31, 2007, respectively.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2008 and 2007 totaled $-0- and $9, respectively.  Discounted cash flows based on a current market interest rate were used to estimate fair value.  Impairment of mortgage servicing rights is assessed based on the fair value of those rights.  For purposes of measuring impairment, the rights are stratified based on the predominate risk characteristics of the underlying loans.  The predominate characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.  Mortgage servicing rights are tested annually for impairment and no impairment loss was recorded for the years ended December 31, 2008 and 2007.

	December 31,
	2008	2007

Mortgage Servicing Rights
Balance, beginning of year	$9	$51
Servicing rights capitalized	-	-
Amortization of servicing rights	(9)	(42)
Balance, end of year	$-	$9

Note 10:	Interest-bearing Deposits

Interest-bearing time deposits in denominations of $100 or more were $31,193 on December 31, 2008 and $31,107 on December 31, 2007.

Presented below is a summary of interest expense by each significant category of deposits:

	December 31,
	2008	2007

NOW	$446	$173
Money market	408	1,050
Savings	377	325
Time deposits	3,523	4,432
Total interest expense	$4,754	$5,980

At December 31, 2008, the scheduled maturities of time deposits were as follows:

2009	$63,208
2010	19,990
2011	4,230
2012	1,723
2013	-
$89,151

Note 11:	Borrowed Funds

Federal Home Loan Bank Advances.  Federal Home Loan Bank (“FHLB”) advances totaled $38,550 at December 31, 2008.  The Bank had fixed rate callable advances maturing on January 9, 2015 in the amount of $13,000 with $3,000 callable beginning on January 1, 2009 and $10,000 callable beginning on January 1, 2010 with a weighted average rate of 2.99%.  The remaining $25,600 was borrowed under a repurchase agreement advance line with FHLB.  The advance line has a variable rate that moves with the fed funds rate.  Pursuant to collateral agreements with the FHLB, non-repurchase advances, and other overnight facilities which the Bank utilizes, are secured by qualifying first mortgage loans, commercial real estate, FHLB stock and interest-bearing demand deposits with the FHLB.  There were no outstanding FHLB advances as of December 31, 2007.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase.  Federal funds purchased are short-term borrowings that typically mature within one to ninety days.  There were no federal funds purchased at December 31, 2008 or 2007.  Securities sold under agreements to repurchase consist of customer funds that are invested overnight in mortgage-related securities.  These types of accounts are often referred to as sweep accounts and reprice daily.  At December 31, 2008 and 2007 securities sold under agreements to repurchase totaled $5,047 and $891, respectively.

Structured Repurchase Agreements.  In a leverage strategy, on April 30, 2008, the Bank entered into two balance sheet leverage transactions whereby it borrowed a total of $35,00 in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in U. S. Agency pass-through Mortgage Backed Securities (the “Securities”), which were pledged as collateral.  The Bank secured the borrowed funds by Securities valued at 116% of the outstanding principal balance of the borrowings.  The borrowings have original maturity dates ranging from four to ten years, with a weighted average maturity of 6.9 years and certain borrowings have a call option starting with periods ranging from two to three years after origination and are continuously callable after the initial call date.

A summary of the material terms of each agreement is set forth below.

Four Year Liability Side Structured Repurchase Agreement. The Bank agreed to transfer approximately $10,900 of U. S. Agency pass-through Mortgage Backed Securities as collateral for a $10,000 repurchase facility, bearing interest at  market rates.  The termination for the repurchase facility is April 30, 2012.

Ten Year Non-Putable Three Year Liability Side Structured Repurchase Agreement.  The Bank agreed to transfer approximately $11,800 of U. S. Agency pass-through Mortgage Backed Securities as collateral for a $10,000 repurchase facility, bearing interest at market rates.  The termination for the repurchase facility is April 30, 2018, subject to early cancellation.

Ten Year Non-Putable Two Year Liability Side Structured Repurchase Agreement.  The Bank agreed to transfer approximately $5,900 of U. S. Agency pass-through Mortgage Backed Securities as collateral for a $5,000 repurchase facility, bearing interest at market rates.  The termination for the repurchase facility is April 30, 2018, subject to early cancellation.

Five Year Non-Putable Three Year Bermudan Structured Repurchase Agreement.  The Bank agreed to transfer approximately $11,800 of U. S. Agency pass-through Mortgage Backed Securities as collateral for a $10,000 repurchase facility, bearing interest at market rates.  The termination for the repurchase facility is April 30, 2013, subject to early cancellation.

Term Repurchase Agreements:
Repurchase agreement - rate 3.28%, due April 30, 2018, callable after April 30, 2011	$10,000
Repurchase agreement - rate 2.96%, due April 30, 2018, callable after April 30, 2010	5,000
Structured repurchase agreement - rate 3.71%, due April 30, 2013, callable after April 30, 2011, with embedded interest cap at LIBOR of 3.50% starting April 30, 2010	10,000
Structured repurchase agreement - rate 4.39%, due April 30, 2012, with embedded interest cap at LIBOR of 3.50% starting April 30, 2010	10,000
$35,000

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Note 12:	Income Taxes

The Company files federal and Tennessee state income tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007, as required.  The Company and its subsidiary file separate federal income tax returns and a combined unitary return in the state of Tennessee.  The only periods subject to examination for the Company’s federal return are 2005, 2006 and 2007 tax years.  The periods subject to examination for the Company’s state return in Tennessee are all years after 2003.  During 2007 the Company filed amended 2003 income tax returns for the income tax effect of adjustments recorded to previously issued financial statements.  During the quarter ended September 30, 2007 the Company received notice from the Internal Revenue Service (IRS) that $357 paid with the 2003 amended return was applied to the Company’s then current liability due to expiration of the statute of limitations for 2003.  Therefore, the 2003 amended return was not accepted by the IRS.  At December 31, 2007, the items amended in 2003 could have had a continuing affect in subsequent year tax filings and the Company determined that a FIN 48 liability of $357 existed.  During 2008, $251 of the FIN 48 liability reversed as the statute of limitations expired for the 2004 federal tax return. At December 31, 2008 the remaining balance of the Company’s FIN 48 liability was $106.

In accordance with FIN 48, the Company has recorded the following changes in liabilities recorded for uncertain tax positions:

Balance at January 1, 2008	$357
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(251)
Settlements	-
Balance at December 31, 2008	$106

The credit for income taxes consists of the following:

	December 31,
	2008	2007

Current income taxes	$(158)	$(401)
Deferred income taxes	(5,690)	184
Income tax benefit	$(5,848)	$(217)

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

A reconciliation of income tax expense at the statutory rate to the Bank’s actual income tax expense is shown below:

	December 31,
	2008			2007
	Dollars	%		Dollars	%

Computed at the statutory rate (34%)	$(4,741)	(34.00	) %	$(160)	(34.00	) %
Increase (decrease) resulting from
State income taxes	(598)	(4.29)		(10)	(2.14)
Dividends received deduction	(180)	(1.29)		(15)	(3.16)
Nondeductible expenses	15	0.11		13	2.84
Cash surrender value life insurance benefits	(8)	(0.05)		(2)	(0.43)
Tax-exempt income	(109)	(0.05)		(81)	(17.35)
Employee Stock Ownership fair market value	(7)	(0.78)		-	-
Reversal of FIN 48 reserve	(251)	(1.80)		-	-
Other	31	0.22		38	8.05
Actual tax benefit	$(5,848)	(41.93	) %	$(217)	(46.19	) %

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	December 31,
	2008	2007

Deferred tax assets
Allowance for loan losses	$840	$578
Nonaccrual of interest on loans	12	10
Deferred compensation	663	452
Deferred fee income	80	61
Contribution carryforward	13	18
Net operating loss carryforward	4,040	166
Asset impairment	321	321
Other-than-temporary impairment	1,456	108
Accrued vacation pay	12	12
	7,437	1,726
Deferred tax liabilities
FHLB dividends	(938)	(909)
Unrealized gains on available-for-sale securities	(1,131)	(775)
Depreciation	(130)	(135)
Other	-	(3)
	(2,199)	(1,822)
Net deferred tax (liability) asset	$5,238	$(96)

Retained earnings at December 31, 2008 and 2007 include approximately $3,633 of which no provision for federal income taxes has been made.  This amount represents the tax bad debt reserve at December 31, 1987, defined as the base year reserve, which pursuant to the Tax Reform Act of 1986 was not required to be recaptured into taxable income.  If this portion of retained earnings is used in the future for any other purpose than to absorb bad debts, the amount used will be added to future taxable income. The deferred tax liability on the above amount at December 31, 2008 and 2007, if recorded, would be approximately $1,224.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

As of December 31, 2008, the Company had approximately $4,000 of federal and state net operating loss carry-forwards available to offset future taxable income.  The net operating losses begin to expire in 2023 if not utilized.

Note 13:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	December 31,
	2008	2007

Net loss	$(8,095)	$(255)

Unrealized gains (losses) on available-for-sale securities	(1,691)	645
Less reclassification adjustment for realized losses included in income	2,731	589
Other comprehensive gains (losses), before tax effect	1,040	1,234
Tax benefit	356	500
Other comprehensive income	684	734
Comprehensive income (loss)	$(7,411)	$479

Note 14:	Regulatory Matters

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

The Bank is subject to certain regulations on the amount of dividends it may declare without the prior approval of the Office of Thrift Supervision, its primary federal regulator.  Under these regulations, the amount of dividends that may be paid in any year is limited to that year's net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods.  As of January 1, 2009, due to the net loss of the Bank for the years ended December 31, 2008 and 2007, the Bank would not have ability to pay dividends to the Company, without regulatory approval.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Management believes, as of December 31, 2008 and 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008 and 2007, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

The Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total risk-based capital	$45,293	22.49%	$16,113	8.00%	$20,141	10.00%
(to risk-weighted assets)
Tier I capital	43,118	21.41	8,056	4.00	12,084	6.00
(to risk-weighted assets)
Tier I capital	43,118	12.86	13,407	4.00	16,758	5.00
(to adjusted total assets)
Tangible capital	43,118	12.86	5,028	1.50	N/A	N/A
(to adjusted tangible assets)

As of December 31, 2007
Total risk-based capital	$54,041	35.31%	$12,243	8.00%	$15,304	10.00%
(to risk-weighted assets)
Tier I capital	52,769	34.48	6,122	4.00	9,182	6.00
(to risk-weighted assets)
Tier I capital	52,769	20.98	10,061	4.00	12,577	5.00
(to adjusted total assets)
Tangible capital	52,769	20.98	3,773	1.50	N/A	N/A
(to adjusted tangible assets)

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Below is a reconciliation of GAAP and regulatory capital amounts:

	December 31,
	2008	2007

Total equity per the Bank financial statements	$44,940	$53,907
Unrealized losses on available-for-sale securities included in accumulated other comprehensive income	(1,822)	(1,138)
Tier 1 capital	43,118	52,769
Allowance for loan losses includable in Tier 2 capital	2,175	1,272
Total risk-based capital	$45,293	$54,041

Note 15:	Related-Party Transactions

At December 31, 2008 and 2007, the Bank had loans outstanding to executive officers, directors and their related interests (related parties), in the amount of $8,330 and $6,529, respectively.

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

	December 31,
	2008	2007
Beginning balance	$6,529	$818
New loans and advances	4,452	2,336
Repayments	(2,651)	(463)
Reclassifications	-	3,838
Ending balance	$8,330	$6,529

Excluding the holding company demand deposit account, deposits from related parties held by the Bank, at December 31, 2008 and 2007, totaled $3,264 and $3,058, respectively.

Other Transactions

During the year ended December 31, 2007, the Company paid $168 for construction contractor related fees to a current director to raze our existing Tradewinds branch and build a new branch office building on the same site.   There were no such transactions during the year ended December 31, 2008.

Note 16:	Employee Benefits

First Federal Savings Bank 401(k) and Profit Sharing Plan

The Bank has a retirement savings 401(k) and profit-sharing plan covering substantially all employees.  Employees may contribute up to 100% of their compensation, up to allowable limits, with the Bank matching up to three percent on a discretionary basis (no required contributions) based on profitability and other factors.  Participants are fully vested in any deferrals and vest in any employer contributions at a rate of 20% per year of service, with full vesting after five years of service.  Employer contributions charged to expense for the years ended December 31, 2008 and 2007, were $127 and $120, respectively.  The plan was established in 2005.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

First Federal Savings Bank Deferred Compensation Plans

The Bank has a nonqualified deferred compensation agreement with certain retired directors.  The agreement provides monthly payments of $6 through 2011 and $5 for 2012.  The charge to expense related to the agreement was $28 and $26 for the years ended December 31, 2008 and 2007, respectively.  Deferred compensation payable under this agreement totaled $283 and $337 as of December 31, 2008 and 2007, respectively.

1998 Nonqualified Deferred Compensation Plan

The Bank has a nonqualified deferred compensation plan for certain active and retired directors and certain retired and active officers.  The agreement allowed the deferral of certain compensation to the plan.  Interest accrues on the deferred amounts at a rate tied to the rate paid by the Bank on one year certificate accounts at the beginning of each plan year.  Participants must elect the term over which to receive payments prior to the year the compensation would have been earned.  During the initial public offering, employees were given a one-time option to move from the 1998 Nonqualified Deferred Compensation Plan to the new Nonqualified Deferred Compensation Plan.  The charge to expense for the agreement was $25 and $37 for the years ended December 31, 2008 and 2007, respectively.  Deferred compensation payable for this plan totaled $687 and $843 as of December 31, 2008 and 2007, respectively.

2007 Deferred Incentive Plan

On January 1, 2007, the Bank implemented a nonqualified deferred compensation agreement with certain executive officers, senior management and other key employees.  The agreement provides the Bank will make contributions to the plan that will vest over a three to five year period.  During the initial public offering employees were given a one time option to move from the 2007 Deferred Incentive Plan to the new Nonqualified Deferred Compensation Plan.  All employees elected to participate in the stock plan.  The charge to expense for the plan was $246 for the year ended December 31, 2007.  The deferred incentive plan had no participants during the year ended December 31, 2008.

Nonqualified Deferred Compensation Plan

Effective October 1, 2007, the Bank implemented a deferral plan with certain directors, executive officers, senior management and other key employees.  The plan allowed identified participants the option to convert other cash based deferred compensation plan awards to the new Nonqualified Deferred Compensation Plan and to purchase stock during the initial public offering.  Amounts transferred into the new Nonqualified Deferred Compensation Plan from the Bank’s other deferred compensation plans, which were approximately $1,500, were used by the plan to purchase shares of the Company’s stock from its initial public offering.  The provision of the conversion was a one time event for previous plans.  Additionally directors can elect to contribute fees earned to the plan.  The charge to expense for this plan was $268 and $23 for 2008 and 2007, respectively.  Restricted stock recorded as a contra equity account was $1,601 and $1,511 as of December 31, 2008 and 2007, respectively, of which $352 and $439 was earned by participants as of December 31, 2008 and 2007, respectively.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested restricted stock as of January 1, 2007	-	$-
Purchased	151,082	10.00
Vested	16,961	-
Forfeited	-	-
Non-vested restricted stock as of December 31, 2007	134,121	$10.00
Purchased	7,980	11.24
Vested	7,323	-
Forfeited	-	-
Non-vested restricted stock as of December 31, 2008	134,778	$10.07

Total unrecognized compensation cost related to nonvested compensation arrangements purchased under the Plan was $805 and $1,073 as of December 31, 2008 and 2007, respectively.  That cost is expected to be recognized over a weighted-average period of three years.

The Nonqualified Deferred Compensation Plan  provides for fixed payments or a lump sum payment in shares of common stock of the Company after termination from service for any reason.  The common stock purchased for this Nonqualified Deferred Compensation Plan is maintained in a Rabbi Trust (“Trust”), on behalf of the participants.  The assets of the Trust are subject to the claims of general creditors of the Company.  Dividends payable on the common stock held by the Trust will be reinvested in additional shares of common stock of the Company and held in the Trust for the benefit of the participants.  Since the Nonqualified Deferred Compensation Plan does not provide for diversification of the Trust’s assets and can only be settled with a fixed number of shares of the Company’s common stock, the deferred compensation obligation is classified as a component of shareholders’ equity.  Subsequent changes in the fair value of common stock are not reflected in earnings or shareholders’ equity of the Company.  The obligations of the Company under the Nonqualified Deferred Compensation Plan, and the shares held by the Trust, have no effect on net income.

Employee Stock Ownership Plan (ESOP)

The Company sponsors a leveraged ESOP that covers substantially all employees who meet certain age and eligibility requirements.  As part of the initial public offering the ESOP purchased 421,174 shares, or approximately 8% of the 5,264,683 shares issued in the offering with the proceeds of a 20-year loan from the Company which is payable in annual installments and bears interest at a rate of 7.5% per annum.

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

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts.  Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation.  Participants become vested in the allocated shares over a period not to exceed six years.  Any forfeited shares are allocated to other participants in the same proportion as contributions.  At December 31, 2008, the ESOP held 21,010 shares allocated and 22,311 shares committed to be allocated.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares.  Total compensation expense for the years ended December 31, 2008 and 2007 was $244 and $226, respectively.  The ESOP shares as of December 31, 2008 and 2007 were as follows:

	2008	2007

Allocated shares	21,010	-
Forfeited shares	49	-
Shares released for allocation	-	-
Shares committed to be allocated	22,311	21,059
Unreleased shares	377,804	400,115
Total ESOP shares	421,125	421,174

Fair value of unreleased shares at December 31	$3,872	$4,270

The Bank is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement.  There were no outstanding shares subject to the repurchase obligation at December 31, 2008.

2008 Equity Incentive Plan

The First Advantage Bancorp 2008 Equity Incentive Plan (“the 2008 Plan”) was approved by the Company’s stockholders at the annual meeting of stockholders held on June 11, 2008.  Under the terms of the 2008 Plan, the Company may grant stock awards and stock options to its employees, officers and directors.  The purpose of the 2008 Plan is to promote the success of the Company by linking the personal interests of its employees, officers and directors to the interests of the Company’s shareholders, and by providing participants with an incentive for remarkable performance.  All of the Company’s employees, officers and directors are eligible to participate in the 2008 Plan.  A committee appointed by the Board of Directors of the Company (which consists of at least two disinterested directors) (the “Committee”) serves as administrator of the 2008 Plan.  The Committee has sole authority to designate participants; determine the type or types of awards to be granted to each participant and the number, terms and conditions of awards; establish, adopt or revise any rules and regulations as it may deem advisable to administer the 2008 Plan; and make all other decisions and determinations that may be required under the 2008 Plan.

Under the terms of the 2008 Plan, the Company granted shares of common stock in the form of restricted stock and options to its directors, officers and employees on August 11, 2008 and November 12, 2008.

The restricted common stock awards vest at a rate of 20% per year from the date of grant.  The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation.  Unearned compensation is amortized over the applicable vesting period.

Both incentive stock options and non-qualified stock options were granted under the Plan.  The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years.  The vesting period for all options is five years from the date of grant.  The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

A summary of the activity in the 2008 Plan as of December 31, 2008, is presented in the following table:

		Non-Vested Stock		Stock Options
		Awards Outstanding		Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number	Grant-Date	Number	Exercise
	for Grant	of Shares	Fair Value	of Shares	Price
Shares authorized - June 11, 2008	737,055	-	$-	-	$-
Granted	(727,924)	210,587	10.29	517,337	10.29
Stock options exercised	-	-	-	-	-
Stock awards vested	-	-	-	-	-
Forfeited	-	-	-	-	-
Canceled	-	-	-	-	-
Balance, December 31, 2008	9,131	210,587	$10.29	517,337	$10.29

Other information regarding options outstanding and exercisable as of December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
Average
		Weighted-	Remaining		Weighted-
		Average	Contractual	Number	Average
	Number	Exercise	Life	of	Exercise
Range of Exercise Prices	of Shares	Price	in Years	Shares	Price
$10.03 - $10.30	517,337	$ 10.29	9.6	-	$ -

The total intrinsic value of outstanding in-the-money stock options was $22 at December 31, 2008.

The fair value of the 2008 Plan stock options granted is estimated on the measurement date, which, for the Company, is the date of grant using the Black-Scholes option-pricing model.  The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

2008
Risk-free interest rate	3.49%
Dividend yield	2.00%
Expected market price volatility	22.07%
Expected term	6.5 Years

The fair value of non-vested restricted stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock award on the measurement date, which, for the Company, is the date of the award.

Stock-based compensation expense totaled $246 in 2008.  Stock-based compensation is recognized ratably over the requisite service period for all awards.  The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $94 in 2008.  Unrecognized stock-based compensation expense related to stock options totaled $1,129 at December 31, 2008.  At December 31, 2008, the weighted-average period over which is unrecognized expense related to stock options was expected to be recognized was 4.6 years.  Unrecognized stock-based compensation expense related to non-vested restricted awards was $2,008 at December 31, 2008.  At December 31, 2008, the weighted-average period over which unrecognized expense related to restricted stock awards was expected to be recognized was 4.6 years.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Note 17:	Disclosures About Fair Value of Financial Instruments

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008. If such quoted market prices are not available, fair value is determined by matrix pricing, and in some cases, fair value is determined by an independent third party.  Valuation adjustments may be made to ensure that financial statements are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available for Sale.  The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Level 2 securities include U. S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, asset-backed and other securities.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$ 129,076	$ -	$ 129,076	$ -

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically are a result of the application of lower of cost or market accounting or a write-down occurring during the period.  As of December 31, 2008 we did not have any nonrecurring fair value adjustments recorded.  The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Loans Held For Sale.  Loans held for sale are carried at the lower of cost or market value and represent loans that are awaiting delivery to a specific committed buyer.  The fair value of loans held for sale is based on specific prices committed to be paid for each individual loan.  As such the Company classifies loans held for sale subject to fair value adjustments as Level 1.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

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

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

The year-end estimated fair values of financial instruments were as follows:

	Year Ended December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$12,243	$12,243	$9,076	$9,076
Available-for-sale securities	129,076	129,076	112,817	112,817
Loans held for sale	866	866	1,867	1,867
Loans, net of allowance for loan losses	176,412	178,210	115,959	116,665
FHLB stock	2,988	2,988	2,872	2,872
Interest receivable	1,702	1,702	1,535	1,535
Forward sale commitments	-	-	-	-

Financial liabilities
Deposits	$186,807	$187,394	$169,854	$170,066
Securities sold under agreement to repurchase	5,047	5,047	891	891
Interest payable	716	716	390	390
FHLB advances	38,550	39,349	-	-
Other borrowings	35,000	38,297	-	-

Unrecognized financial instruments
Loan commitments	$-	$-	$-	$-

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on the Company’s financial statements.

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

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments  have fixed expiration dates or other termination clauses

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2008 and 2007, the Bank had outstanding commitments to originate loans aggregating  $3,573 and $2,855, respectively.  The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, and which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $1,096 and $2,214, and mortgage loans held for sale amounted to $866 and $1,867 at December 31, 2008 and 2007, respectively.

The Bank had recourse commitments on loans sold on the secondary market of approximately $10,222 and $11,004 at December 31, 2008 and 2007, respectively.  Recourse provisions  expire within one to six months from the date of transfer.

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

The Bank had total outstanding standby letters of credit amounting to $122 and $97 December 31, 2008 and 2007, respectively, with terms generally ranging from 90 days to 13 months.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit  have fixed expiration dates.  Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2008, the Bank had granted unused lines of credit to borrowers aggregating approximately $32,003 and $10,411 for commercial lines and open-end consumer lines, respectively.  At December 31, 2007, the Bank had granted unused lines of credit to borrowers aggregating approximately $25,580 and $8,878 on commercial lines and open-end consumer lines, respectively.

Other Credit Risks

On October 14, 2008, due to the difficult economic conditions, the FDIC raised deposit insurance per account owner for all types of accounts until January 1, 2010.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) by which, for a fee, non-interest-bearing transaction accounts would

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012.  The Company and the Bank elected to participate in both programs.  At December 31, 2008, approximately $2,300 of the Bank’s interest-bearing demand deposits were in excess of federally insured amounts.  At December 31, 2008 neither the Company nor the Bank had issued any senior unsecured debt under the TLGP.

Note 20:	Parent Company Condensed Financial Statements

First Advantage Bancorp, which was incorporated under the laws of the state of Tennessee on June 11, 2007, acquired all of the outstanding shares of First Federal Savings Bank in connection with the Bank’s conversion to the stock form of organization on November 29, 2007.  The condensed year-end 2008 and 2007 financial statements, pertaining only to First Advantage Bancorp, are as follows:

	December 31,
Balance Sheet	2008	2007

Assets
Cash	$21,303	$21,627
Investment in subsidiaries	44,940	53,908
ESOP Trust loan receivable	3,735	3,852
Due to/from First Federal Savings Bank subsidiary	52
Income tax receivable	31	-
Deferred income tax	-	-
Prepaid and other assets	200	200
Total Assets	$70,261	$79,587

Liabilities and Stockholders’ Equity
Due to First Federal Savings Bank subsidiary	$-	$82
Other Liabilities	-	-
Stockholders’ equity	70,261	79,505
Total Liabilities and Stockholder’s Equity	$70,261	$79,587

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Condensed Statement of Loss	December 31, 2008	From Date of Inception, November 29, 2007 to December 31, 2007

Income
ESOP loan interest	$290	$28
Interest on reverse repurchase agreement	1	-
Total income	291	28

Operating expenses	341	29

Loss before equity in undistributed net loss of subsidiaries	(50)	(1)

Equity in undistributed net loss of subsidiaries	(8,045)	(419)
Net loss	$(8,095)	$(420)

Statement of Cash Flows	December 31, 2008	From Date of Inception, November 29, 2007 to December 31, 2007

Operating Activities
Net loss	$(8,095)	$(420)
Items not requiring (providing) cash
Equity in undistributed net loss of subsidiaries	8,045	419
Change in other assets	(31)	-
Increase in due to subsidary	(134)	82
Net cash provided (used) by operating activities	(215)	81

Investing Activities
Purchase common stock of First Federal Savings Bank	-	(25,597)
Loan to ESOP	-	(4,212)
Proceeds from repayment of ESOP loan from subsidary	117	360
Purchase of other assets from subsidary	-	(200)
Net cash provide (used) in investing activities	117	(29,649)

Financing Activities
Net proceeds from initial public offering	-	51,195
Dividends paid	(226)	-
Net cash provided (used) by financing activities	(226)	51,195
Increase (decrease) in cash and cash equivalents	(324)	21,627
Cash and cash equivalents, beginning of year	21,627	-
Cash and cash equivalents, end of year	$21,303	$21,627

First Advantage Bancorp
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

Note 21:	Quarterly Financial Information

The quarterly financial statements presented below reflect all adjustments which are, in the opinion of management, necessary to fairly present results of operations for the interim periods indicated:

Unaudited	Three Months Ended
2008	March 31	June 30	September 30	December 31

Interest and dividend income	$3,840	$4,381	$4,625	$4,439
Interest expense	1,437	1,599	1,799	1,767
Net interest income	2,403	2,782	2,826	2,672
Provision for loan losses	277	80	193	135
Net interest income after provision for loan losses	2,126	2,702	2,633	2,537
Non-interest income	837	553	(15,618)	432
Non-interest expense	2,552	2,513	2,637	2,443
Income (loss) before provision for income taxes	411	742	(15,622)	526
Provision (credit) for income taxes	(178)	193	(6,090)	227
Net income (loss)	$589	$549	$(9,532)	$299

	Three Months Ended
2007	March 31	June 30	September 30	December 31

Interest and dividend income	$3,101	$3,332	$3,277	$3,543
Interest expense	1,439	1,495	1,555	1,527
Net interest income	1,662	1,837	1,722	2,016
Provision (credit) for loan losses	11	21	(410)	14
Net interest income after provision (credit) for loan losses	1,651	1,816	2,132	2,002
Non-interest income	608	448	612	319
Non-interest expense	2,394	2,237	2,366	3,063
Income (loss) before provision (credit) for income taxes	(135)	27	378	(742)
Provision (credit) for income taxes	(68)	(15)	137	(271)
Net income (loss)	$(67)	$42	$241	$(471)