Form 10-Q
period 2009-03-31
First Advantage Bancorp
filed 2009-05-11
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The number of shares outstanding of the registrant’s common stock as of  May 11, 2009 was 5,264,683.

FIRST ADVANTAGE BANCORP

Table of Contents

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)	March 31,
	2009	December 31,
	(Unaudited)	2008
Assets
Cash and due from banks	$7,396	$7,991
Interest-bearing demand deposits at other banks	1,784	2,151
Time deposits at other banks	-	2,092
Federal funds sold	-	9
Cash and cash equivalents	9,180	12,243

Available-for-sale securities, at fair value	129,581	129,076
Loans held for sale	1,772	866
Loans, net of allowance for loan losses of $2,329 and $2,175 at March 31, 2009 and December 31, 2008, respectively	181,705	176,412
Premises and equipment, net	8,541	8,186
Foreclosed assets held for sale	60	-
Other assets held for sale	192	-
Federal Home Loan Bank stock	2,988	2,988
Accrued interest receivable	1,616	1,702
Income taxes receivable	712	709
Deferred tax asset	4,752	5,238
Other assets	1,081	984
Total assets	$342,180	$338,404

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$14,206	$15,493
Savings, checking and money market	90,601	82,163
Time certificates	94,483	89,151
Total deposits	199,290	186,807

Securities sold under agreement to repurchase	6,410	5,047
Federal Home Loan Bank advances	28,000	38,550
Borrowings with other banks	35,000	35,000
Interest payable and other liablilities	2,338	2,739
Total liabilities	271,038	268,143
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares outstanding at March 31, 2009 or December 31, 2008	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 5,264,683 shares issued and 4,541,514 outstanding at March 31, 2009 and December 31, 2008, respectively	53	53
Additional paid in capital	52,451	52,221
Common stock acquired by benefit plan:
Restricted stock	(1,156)	(1,043)
Unallocated common stock held by:
Employee Stock Ownership Plan trust	(3,713)	(3,778)
Benefit plans	(2,836)	(2,923)
Retained earnings	23,850	23,909
Accumulated other comprehensive income	2,493	1,822
Total shareholders' equity	71,142	70,261
Total liabilities and shareholders' equity	$342,180	$338,404

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended
	March 31,
	2009	2008
Interest and Dividend Income
Loans	$2,604	$1,991
Investment securities	1,616	1,725
Other	70	124
Total interest and dividend income	4,290	3,840
Interest Expense
Deposits	1,219	1,272
Securities sold under agreement to repurchase and other short-term borrowings	37	34
Federal Home Loan Bank advances	109	131
Borrowing with other banks	325	-
Total interest expense	1,690	1,437
Net Interest Income	2,600	2,403
Provision for Loan Losses	168	277
Net Interest Income After Provision for Loan Losses	2,432	2,126
Non-interest Income
Customer service and other fees	280	263
Loan servicing and other fees	16	9
Net gains on loan sales	279	180
Net realized gain on sales of available-for-sale securities	-	33
Net realized gain on sales of other assets held-for-sale	-	283
Commissions on insurance and brokerage	29	78
Net loss on sale of premises and equipment	(1)	(16)
Other	5	7
Total non-interest income	608	837
Non-interest Expense
Salaries and employee benefits	1,469	1,488
Net occupancy expense	139	130
Equipment expense	150	142
Data processing fees	243	194
Professional fees	166	206
Marketing expense	54	46
Office expense	81	78
Losses on foreclosed assets, net	1	3
Insurance expense	21	25
Mortgage loan outsourced servicing	9	18
Other	472	222
Total non-interest expense	2,805	2,552
Income Before Income Taxes	235	411
Provision (Credit) for Income Taxes	66	(178)
Net Income	$169	$589
Per common share:
Basic net income per common share	$0.04	$0.12
Diluted net income per common share	$0.04	$0.12
Basic weighted average common shares outstanding	4,541,476	4,762,377
Diluted weighted average common shares outstanding	4,594,940	4,866,303

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Changes Stockholders' in Equity
Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)
				Common	Accumulated
		Additional		Stock	Other	Total
	Common	Paid-in	Retained	Acquired by	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2008	$53	$51,596	$32,230	$(5,512)	$1,138	$79,505
Comprehensive income, net of tax:
Net income	-	-	589	-	-	589
Change in unrealized appreciation
of available-for-sale securities, net of tax	-	-	-	-	387	387
Total comprehensive income	-	-	-	-	-	976
Employee Stock Ownership Plan (ESOP) shares committed to be allocated	-	7	-	52	-	59
Purchase restricted stock plan shares	-	-	-	(21)	-	(21)
Stock-based compensation expense	-	88	-	-	-	88
Balance at March 31, 2008	$53	$51,691	$32,819	$(5,481)	$1,525	$80,607

Balance at January 1, 2009	$53	$52,221	$23,909	$(7,744)	$1,822	$70,261
Comprehensive income, net of tax:
Net income	-	-	169	-	-	169
Change in unrealized appreciation
of available-for-sale securities, net of tax	-	-	-	-	671	671
Total comprehensive income	-	-	-	-	-	840
Dividends paid ($0.05 per common share)			(228)			(228)
Employee Stock Ownership Plan (ESOP) shares committed to be allocated	-	(14)	-	65	-	51
Purchase restricted stock plan shares	-	-	-	(26)	-	(26)
Stock-based compensation expense	-	244	-	-	-	244
Balance at March 31, 2009	$53	$52,451	$23,850	$(7,705)	$2,493	$71,142

See accompanying notes to unaudited condensed financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income	$169	$589
Items not requiring (providing) cash
Depreciation and amortization	131	116
Provision for loan losses	168	277
Decrease in provision for uncertain tax positions	-	(251)
Amortization of unearned compensation for restricted stock	244	88
Accretion and amortization of premiums and discounts on securities	115	(50)
Amortization of loan-servicing rights	-	9
Deferred income taxes	70	40
ESOP plan expense	51	59
Net realized gain on available-for-sale securities	-	(33)
Net gain on assets held for sale	-	(283)
Federal Home Loan Bank stock dividends	-	(37)
Loss on sale of premises and equipment	-	16
Originations of loans held for sale	(13,538)	(9,203)
Proceeds from loans sold	12,632	9,330
Change in other assets	(97)	-
Changes in
Interest receivable and other assets	86	(935)
Interest payable and other liabilities	(404)	(153)
Net cash used in operating activities	(373)	(421)

Investing Activities
Purchases of available-for-sale securities	(14,034)	(26,394)
Proceeds from maturities of and repayments of available-for-sale securities	14,501	7,916
Proceeds from sales of available-for-sale securities	-	4,975
Net change in loans	(5,521)	(21,307)
Purchase of premises and equipment	(678)	(29)
Purchase of other assets held for sale	-	(159)
Proceeds from sale of other assets	-	700
Net cash used in investing activities	(5,732)	(34,298)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	7,151	(2,524)
Net change in certificates of deposit	5,332	(2,793)
Net change in repurchase agreement and other borrowings	1,363	27,842
Net proceeds (payments) from Federal Home Loan Bank advances	(10,550)	10,000
Dividends paid	(228)	-
Stock purchased by benefit plans	(26)	(21)
Net cash provided by financing activities	3,042	32,504
Decrease in Cash and Cash Equivalents	(3,063)	(2,215)
Cash and Cash Equivalents, Beginning of Period	12,243	9,076
Cash and Cash Equivalents, End of Period	$9,180	$6,861

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”) the holding company for First Federal Savings Bank (“First Federal” or the “Bank”).  First Federal is a federally chartered savings bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  The Company uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein relates primarily to First Federal.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included.    The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States Securities and Exchange Commission (the “SEC”) on March 25, 2009.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“Staff Position 132(R)-1”).  Staff Position 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require further disclosures about the fair value measurements of an employers’ plan assets including how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; major categories of plan assets; information about inputs and valuation techniques, including the fair value hierarchy classifications, as defined by SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), of the major categories of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and significant concentrations of risk within plan assets. Staff Position 132(R)-1 is effective for fiscal years beginning on or after December 15, 2009, with early adoption permitted.  The Company is currently in the process of evaluating the impact of adopting Staff Position 132(R)-1 on its financial statements.

In January 2009, the FASB issued Staff Position No. Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“EITF 99-20-1”), which amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance.  EITF 99-20-1 was effective for interim and annual reporting periods ending after December 15, 2008, and was to be applied prospectively.  Retroactive application was not permitted. The Company adopted EITF 99-20-1 on January 1, 2009.  The adoption of EITF 99-20-1 did not have a material impact on the Company.

In April 2009, the FASB issued Staff Position No. 141(R)-2, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“Staff Position 141(R)-2”). Staff Position 141(R)-2 amends and clarifies SFAS No. 141, “Business Combinations,” to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value, at the acquisition date, of an asset acquired or liability assumed in cannot be determined, the FSP requires using the guidance under SFAS No. 5, “Accounting for Contingencies,” (FASB ASC 450) and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss,” (FASB ASC 450). Staff Position 141(R)-2 is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first annual reporting period beginning on or after December 15, 2008.  The adoption of Staff Position 141(R)-2 will impact the Company’s accounting for and reporting of any acquisitions completed after January 1, 2009.

In April 2009, the FASB issued Staff Position No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“Staff Position 107-1 and APB 28-1”). Staff Position 107-1 and APB 28-1 amends SFAS No 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require quantitative and qualitative disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual reporting periods.  Staff Position 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting Staff Position 107-1 and APB 28-1 on its financial statements.

In April 2009, the FASB issued Staff Position No. 115-2 and Staff Position No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“Staff Position 115-2 and 124-2”). Staff Position 115-2 and 124-2 amends FASB Staff Position No. 115-1 and Staff Position No. 124-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” Staff Position 115-2 and 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more frequent disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Staff Position 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“Staff Position 157-4”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement-to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. Staff Position 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.

NOTE 3 – EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were vested during the period. At March 31, 2009, there were 517,337 antidilutive common stock equivalents.   The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares held by the  First Federal Savings Bank Employee Stock Ownership Plan (“ESOP”), nonvested restricted stock awards under the Company’s 2007 Deferred Compensation Plan and nonvested restricted stock awards under the Company’s 2008 Equity Incentive Plan.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares to be issued include any restricted shares authorized under the 2007 Deferred Compensation Plan and the 2008 Equity Incentive Plan.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for diluted EPS calculations as they are committed to be released.

Basic and diluted earnings per share are computed as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Net income	$169,000	$589,000

Weighted-average shares - basic EPS	4,541,476	4,762,377
Weighted-average restricted shares:
2007 Deferred Compensation Plan	26,771	103,926
2008 Equity Incentive Plan	5,634	-
Weighted-average shares - ESOP committed to be released	21,059	-
Weighted-average shares - diluted EPS	$4,594,940	$4,866,303
Basic earnings per common share	$0.04	$0.12
Diluted earnings per common share	$0.04	$0.12

NOTE 4 – ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
Balance, beginning of year	$2,175	$1,510
Provision charged to expense	168	277
Losses charged-off, net of recoveries of $5 and $9 for the three months ended March 31, 2009 and 2008, respectively	(14)	-
Balance, end of period	$2,329	$1,787

NOTE 5 –FAIR VALUE

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$129,581	--	$129,284	$297

(Dollars in thousands)
Balance, January 1, 2009	$566
Unrealized losses included in other comprehensive income	(246)
Balance, March 31, 2009	$320

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically are a result of the application of lower of cost or market accounting or a write-down occurring during the period.  As of March 31, 2009, the Company did not have any nonrecurring fair value adjustments recorded.  The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Loans Held For Sale

Loans held for sale are carried at the lower of cost or market value and represent loans that are awaiting delivery to a specific committed buyer.  The fair value of loans held for sale is based on specific prices committed to be paid for each individual loan.  As such the Company classifies loans held for sale subject to fair value adjustments as Level 1.

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value.  The estimated fair vale of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions.  As such, other real estate owned is generally classified as Level 3.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2009, are summarized below:

		Fair Value Measurements at March 31, 2009 Using
(Dollars in thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned	$60	$--	--	$60
Loans held for sale	1,772	1,772

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes appearing in Part I, Item 1 of this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 25, 2009.

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

General.

The Bank provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At March 31, 2009, the Company had total assets of $342.2 million, deposits of $199.3 million and shareholders’ equity of $71.1 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

Application of Critical Accounting Policies.

The discussion and analysis of the Company’s financial condition and results of operation is based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in conformity with GAAP for interim financial information and with the instructions for Form 10-Q.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company considers the allowance for loan losses and other-than-temporary impairment of securities to be its only critical accounting policies.

Allowance for Loan Losses.  The Company maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio.  Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), the estimated fair value of underlying collateral, and other information relevant to assessing the risk of loss inherent in the loan portfolio.  As a result of management’s analysis, a range of potential amounts of the allowance for loan losses is determined.

Currently, management is closely monitoring the impact of troop deployments at Fort Campbell Military Base, a local U. S. Army installation that plays a significant role in the economy of the Bank’s primary market area.  Additionally, given the Bank’s concentration in real estate secured loans, management is continuing to closely monitor trends in the local real estate market to assess any related impact on the loan portfolio and potential delinquencies or credit losses.

The Company continually monitors the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis described above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Other-than-temporary Impairment of Securities.  Investments that we currently own could suffer declines in fair value that become other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an other-than-temporary impairment on investments.  We did not record any other-than-temporary impairment of securities during the first quarter of 2009.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Assets. At March 31, 2009, total assets were $342.2 million, an increase of $3.8 million, or 1.1%, compared to $338.4 million at December 31, 2008.  The increase in assets was primarily attributable to a $5.3 million increase in net loans, which was partially offset by a decrease of $2.1 million in time deposits at other banks.

Cash and Cash Equivalents. Cash and cash equivalents were $9.2 million at March 31, 2009 compared to $12.2 million at December 31, 2008.  The decrease was primarily due to maturities of time deposits at other banks which were not renewed.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities.  Total securities remained relatively stable at $129.6 million at March 31, 2009 compared to $129.1 million as of December 31, 2008.

Loans.  Net loans increased $5.3 million, or 3.0%, to $181.7 million at March 31, 2009 compared to $176.4 million as of December 31, 2008.  Our primary lending activity is the origination of loans secured by real estate which grew to $147.5 million at March 31, 2009 compared to $141.9 million as of December 31, 2008.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Loan Loss Allowance.  The allowance for loan losses increased by $154,000, or 7.1%, to $2.3 million at March 31, 2009 compared to $2.2 million as of December 31, 2008.  Asset quality remained steady throughout the first quarter of 2009.   The quality of the Company’s loan portfolio continues to rely heavily on the resilience of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results.

Non-performing assets (consisting of nonaccrual loans and real estate owned) totaled $833,000 at March 31, 2009 compared to $830,000 at December 31, 2008.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to the growth in the loan portfolio and, to a lesser extent, changes in economic conditions and changes in the mix of loans in the Bank’s portfolio.

Deposits. Total deposits increased by $12.5 million, or 6.7%, to $199.3 million at March 31, 2009 compared to $186.8 million as of December 31, 2008.  During the first quarter of 2009, the Company experienced an increase of $8.4 million in savings, interest checking and money market accounts, certificates of deposits increased $5.3 million and demand deposits decreased $1.3 million.

Borrowings.   During the first quarter of 2009, excess funds of $10.6 million were used to pay-down advances from the Federal Home Loan Bank of Cincinnati (“FHLB”).  At March 31, 2009 FHLB advances totaled $28.0 million compared to $38.6 million at December 31, 2008.   Additionally, securities sold under agreements to repurchase totaled $6.4 million as of March 31, 2009 compared to $5.0 million as of December 31, 2008.  Total borrowings with other banks totaled $35.0 million at both March 31, 2009 and at December 31, 2008.

Shareholders’ Equity. Total shareholders’ equity increased by $881,000 to $71.1 million as of March 31, 2009, compared to $70.3 million as of December 31, 2008.  The increase in shareholders’ equity was due primarily to an increase of $671,000 in comprehensive income related to available for sale securities  (net of tax) and net income of $169,000 during the period, which were partially offset by the payment of dividends to shareholders totaling $228,000 during the first quarter of 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General.  Net income for the three months ended March 31, 2009 was $169,000 compared with net income of $589,000 for the three months ended March 31, 2008, a decrease of $420,000.  The decrease was primarily due to an increase of $253,000 in non-interest expense, an increase of $244,000 in the provision for income taxes and a decrease in non-interest income of $229,000. These negative factors were partially offset by a decrease of $109,000 in the provision for loan losses and an increase of $197,000 in net interest income.

Net Interest Income.  Net interest income increased $197,000, or 8.2%, to $2.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Total interest income increased by $450,000 or 11.7%, to $4.3 million for the three months ended March 31, 2009 compared to the same period of the prior year.

Income on interest-earning deposits decreased by 81.7% to $11,000 at March 31, 2009 as the average outstanding balance declined by $2.5 million, or 45.2%, to $3.0 million during the period, primarily as a result of maturities of $2.1 million in time deposits with other banks which were not renewed.

Interest income on loans increased by 30.8% to $2.6 million as of March 31, 2009 compared to $2.0 million as of March 31, 2008 as average outstanding loans increased by $51.4 million, or 40.9%, to $177.1 million, while the yield on the portfolio fell by 41 basis points, due primarily to competitive pressures in the market and the lower prime lending rate resulting from the Federal Reserve’s aggressive cuts in the target fed funds rate.

Interest income on investment securities decreased by $109,000, or 6.3%, to $1.6 million as of March 31, 2009 from the same period one year ago.  Average balances increased $5.7 million; however, average yields decreased 55 basis points.

Total interest expense increased by $253,000, or 17.6% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  The primary factor contributing to the increase in interest expense was the $325,000 interest paid on borrowings with other banks which resulted from the Company’s $35.0 million leverage transaction that occurred during the second quarter of 2008.

The average balance of interest-bearing deposits increased 14.5% to $178.9 million as of March 31, 2009 compared to March 31, 2008.  Interest paid on interest-bearing deposits declined by $53,000, or 4.2%, to $1.2 million for the period ended March 31, 2009 as the average interest rate paid declined 52 basis points, primarily as a result of lower interest rates paid due to the Federal Reserve’s actions to lower the target fed funds rate.  Interest paid on FHLB advances and other borrowings decreased $19,000 or 11.5% while FHLB advances and other borrowings increased to an average of $36.7 million at March 31, 2009, compared to $22.2 million as of March 31, 2008.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2009 and 2008.

	Average Balance Sheet for the
	Three Months Ended March 31,
		2009			2008

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$3,002	$11	1.49%	$5,477	$60	4.41%
Loans	177,129	2,604	5.96%	125,690	1,991	6.37%
Investment securities	128,034	1,616	5.12%	122,348	1,725	5.67%
Other interest-earning assets	5,105	59	4.69%	4,471	64	5.76%
Total interest-earning assets	313,270	4,290	5.55%	257,986	3,840	5.99%

Non-interest-earning assets	23,320			13,092
Total	$336,590			$271,078

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$178,859	1,219	2.76%	$156,196	$1,272	3.28%
FHLB advances and other borrowings	36,745	146	1.61%	22,152	165	3.00%
Long-term borrowings with other banks	35,000	325	3.77%	-	-
Total Interest-Bearing Liabilities	250,604	1,690	2.73%	178,348	1,437	3.24%

Non-interest-bearing deposits	13,370			9,565
Other non-interest-bearing liabilities	2,420			3,300
Shareholders' equity	70,196			79,865

Total	$336,590			$271,078

Net Interest Income		$2,600			$2,403

Net Yield on Earning Assets			3.37%			3.75%

Interest rate spread			2.82%			2.75%

Average interest-earning assets to
average interest-bearing liabilities			125.01%			144.65%

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately between rate and volume.

	Three Months Ended
	March 31, 2009 Compared to March 31, 2008
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$16	$(65)	$(49)
Loans	996	(383)	613
Investment securities	831	(940)	(109)
Other interest-earning assets	(125)	120	(5)
Total earning assets	1,718	(1,268)	450

Interest paid on:
Interest bearing deposits	$(723)	$670	$(53)
FHLB advances and other borrowings	(51)	32	(19)
Long-term borrowings at other banks	325	-	325
Total interest-bearing liabilities	(449)	702	253
Net interest income (loss)	$2,167	$(1,970)	$197

Provision for Loan Losses.  We recorded a provision for loan losses of $168,000 for the three months ended March 31, 2009 compared to a provision of $277,000 for the three months ended March 31, 2008.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was higher for the first quarter of 2008 primarily due to the rapid growth in the Bank’s loan portfolio during that quarter and, to a lesser extent, changes in economic conditions and in the mix of loans in the Bank’s portfolio.

Non-interest Income. The following table summarizes non-interest income for the three months ended March 31, 2009 and 2008 and the percentage change for each category of income.

	Three Months Ended March 31,
	2009	2008	% Change
		(Dollars in thousands)
Non-interest Income
Customer service and other fees	$280	$263	6.46%
Loan servicing and other fees	16	9	77.78%
Net gains on loan sales	279	180	55.00%
Net realized gain on sales of available-for-sale securities	-	33	(100.00	) %
Commissions on insurance and brokerage	29	78	(62.82	) %
Net loss on premises and equipment	(1)	(16)	93.75%
Net gain on sales of assets-held-for sale	-	283	(100.00	) %
Other	5	7	(28.57	) %
Total non-interest income	$608	$837	(27.36	) %

Non-interest income for the three months ended March 31, 2009 was $608,000 compared to $837,000 for the three months ended March 31, 2008.  The decrease was due primarily to a non-recurring realized gain on the sale of other assets held-for-sale of $283,000 related to the sale of the Bank’s former main office during the first quarter of 2008.

Net gains on loan sales increased by $99,000, or 55.0%, as refinancing activity increased in the first quarter.  Insurance and brokerage commissions decreased by $49,000, or 62.8%, as the brokerage business declined substantially due to current adverse equity market conditions.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended March 31, 2009 and 2008 and the percentage change for each expense category.

	Three Months Ended March 31,
	2009	2008	% Change
		(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$1,469	$1,488	(1.28	) %
Net occupancy expense	139	130	6.92%
Equipment expense	150	142	5.63%
Data processing fees	243	194	25.26%
Professional fees	166	206	(19.42	) %
Marketing expense	54	46	17.39%
Office expense	81	78	3.85%
Losses on foreclosed assets, net	1	3	(66.67	) %
Insurance expense	21	25	(16.00	) %
Mortgage loan outsourced servicing	9	18	(50.00	) %
Other	472	222	112.61%
Total non-interest expense	$2,805	$2,552	9.91%

Non-interest expense increased $253,000 to $2.8 million for the three months ended March 31, 2009 from $2.6 million for the comparable period in 2008.  The increase in other expense was mainly attributable to higher FDIC deposit insurance premiums due to an industry-wide increase in assessment rates during the first quarter of 2009.  For the first quarter of 2009, FDIC deposit insurance premiums increased $140,000, from the same period last year.  The Bank’s FDIC deposit insurance cost was only $74,000 during 2008 due to a one time credit given by the FDIC.  With higher assessment rates starting in the second quarter of 2009 and a proposed one-time special assessment at June 30, 2009, the cost of insuring deposits is expected to continue to increase and be significantly higher in 2009 as compared to 2008.

Additionally, data processing charges were higher by $49,000, or 25.3%, due to expanded service offerings and rate increases from our primary data processing provider.  Professional fees declined by $40,000, or 19.4%, primarily due to lower audit and tax expense resulting from changing our external auditors during the second half of 2008.

Income Taxes.  The provision for income taxes for the quarter ended March 31, 2009 was $66,000, an increase of $244,000 compared to the same period of 2008.  During the first quarter of 2008 management reduced its FIN 48 tax liability by $251, which resulted in a credit for income taxes of $178,000.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $9.2 million. Securities classified as available-for-sale, totaling $129.6 million at March 31, 2009, provide additional sources of liquidity. In addition, at March 31, 2009, our maximum collateral borrowing capacity was approximately $70.7 million from the Federal Home Loan Bank of Cincinnati. At March 31, 2009, we had $28.0 million of Federal Home Loan Bank advances outstanding.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, the Bank exceeded all of our regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Tier 1 Core Capital (to adjusted total assets)	12.01%
Tangible Equity Ratio (to tangible assets)	12.01%
Tier 1 Risk-Based Capital (to risk-weighted assets)	18.23%
Total Risk-Based Capital (to risk-weighted assets)	19.25%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $0.05 during the first quarter of 2009.  The dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 166.7%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the three months ended March 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effects of Inflation and Changing Prices.  The unaudited condensed consolidated interim financial statements and related financial data presented in this interim report have been prepared according to GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at March 31, 2009, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 25, 2009.

Item 4T.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2009 the Company was not a party to any pending legal proceedings.  At March 31, 2009, First Federal Savings Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 25, 2009.  As of March 31, 2009, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the most recent fiscal quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
January 1, 2009 to January 31, 2009	-	$-	-	263,234
February 1, 2009 to February 28, 2009	-	-	-	263,234
March 1, 2009 to March 31, 2009	-	-	-	263,234
Total	-	$-	-	263,234

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

FIRST ADVANTAGE BANCORP

Dated: May 11, 2009	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: May 11, 2009	By: /s/Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer