Form 10-Q
period 2009-06-30
First Advantage Bancorp
filed 2009-08-12
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes             No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer [ ]	Accelerated Filer [ ]
	Non-accelerated Filer [ ]	Smaller Reporting Company [ X ]

    Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No    X

The number of shares outstanding of the registrant’s common stock as of August 11, 2009 was 5,191,133.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$9,696	$7,991
Interest-bearing demand deposits at other banks	7,279	2,151
Time deposits at other banks	-	2,092
Federal funds sold	4,075	9
Cash and cash equivalents	21,050	12,243

Available-for-sale securities, at fair value	117,221	129,076
Loans held for sale	5,816	866
Loans, net of allowance for loan losses of $2,481 and $2,175 at June 30, 2009 and December 31, 2008, respectively	186,269	176,412
Premises and equipment, net	8,458	8,186
Foreclosed assets held for sale	60	-
Other assets held for sale	192	-
Federal Home Loan Bank stock	2,988	2,988
Accrued interest receivable	1,441	1,702
Income taxes receivable	324	709
Deferred tax asset	5,431	5,238
Other assets	1,035	984
Total assets	$350,285	$338,404

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$18,463	$15,493
Savings, checking and money market	97,711	82,163
Time certificates	92,034	89,151
Total deposits	208,208	186,807

Securities sold under agreement to repurchase	6,794	5,047
Federal Home Loan Bank advances	28,000	38,550
Borrowings with other banks	35,000	35,000
Interest payable and other liablilities	2,529	2,739
Total liabilities	280,531	268,143
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at June 30, 2009 or December 31, 2008	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 5,199,333 shares issued and 4,409,412 and 4,541,514 outstanding at June 30, 2009 and December 31, 2008, respectively	52	53
Additional paid in capital	52,056	52,221
Common stock acquired by benefit plan:
Restricted stock	(1,359)	(1,043)
Unallocated common stock held by:
Employee Stock Ownership Plan trust	(3,642)	(3,778)
Benefit plans	(2,660)	(2,923)
Retained earnings	23,786	23,909
Accumulated other comprehensive income	1,521	1,822
Total shareholders' equity	69,754	70,261
Total liabilities and shareholders' equity	$350,285	$338,404

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans	$2,749	$2,218	$5,353	$4,209
Investment securities	1,397	2,072	3,013	3,797
Other	66	91	136	215
Total interest and dividend income	4,212	4,381	8,502	8,221
Interest Expense
Deposits	1,178	1,095	2,397	2,367
Securities sold under agreements to repurchase and other short-term borrowings	25	39	62	73
Federal Home Loan Bank advances	101	244	210	375
Borrowings with other banks	325	221	650	221
Total interest expense	1,629	1,599	3,319	3,036
Net Interest Income	2,583	2,782	5,183	5,185
Provision for Loan Losses	159	80	327	357
Net Interest Income After Provision for Loan Losses	2,424	2,702	4,856	4,828
Noninterest Income
Customer service and other fees	297	314	577	577
Loan servicing and other fees	15	12	31	21
Net gains on mortgage loan sales	419	147	698	327
Net realized gain on sales of available-for-sale securities	5	3	5	36
Net realized gain on sales of other assets held-for-sale	-	12	-	295
Commissions on insurance and brokerage	33	72	62	150
Net loss on premises and equipment	-	(21)	(1)	(37)
Other	8	14	13	21
Total noninterest income	777	553	1,385	1,390
Noninterest Expense
Salaries and employee benefits	1,523	1,457	2,992	2,945
Net occupancy expense	199	110	338	240
Equipment expense	170	146	320	288
Data processing fees	241	187	484	381
Professional fees	66	119	232	325
Marketing expense	110	87	164	133
Office expense	65	63	146	141
Losses on foreclosed assets, net	7	-	8	3
Insurance expense	19	19	40	44
Mortgage loan outsourced servicing	9	8	18	26
Other	562	317	1,034	539
Total noninterest expense	2,971	2,513	5,776	5,065
Income Before Income Taxes	230	742	465	1,153
Provision for Income Taxes	89	193	155	15
Net Income	$141	$549	$310	$1,138
Per common share:
Basic net income per common share	$0.03	$0.11	$0.07	$0.24
Diluted net income per common share	$0.03	$0.11	$0.07	$0.23
Basic weighted average common shares outstanding	4,520,674	4,774,267	4,531,018	4,768,323
Diluted weighted average common shares outstanding	4,577,458	4,871,511	4,591,225	4,868,908

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)
					Common	Accumulated
			Additional		Stock	Other	Total
	Comprehensive	Common	Paid-in	Retained	Acquired by	Comprehensive	Stockholders'
	Income (Loss)	Stock	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2008		$53	$51,596	$32,230	$(5,512)	$1,138	$79,505
Comprehensive income:
Net Income	$1,138	-	-	1,138	-	-	1,138
Other comprehensive loss, unrealized loss on securities, net of reclassification adjustments, net of tax	(3,227)	-		-	-	(3,227)
Total comprehensive income	$(2,089)	-	-	-	-	-	(2,089)
Release of Employee Stock Ownership Plan (ESOP) shares		-	17	-	104	-	121
Purchase and Release of Restricted stock plan shares, net		-	176	-	(42)	-	134
Balance at June 30, 2008		$53	$51,789	$33,368	$(5,450)	$(2,089)	$78,809

Balance at January 1, 2009		$53	$52,221	$23,909	$(7,744)	$1,822	$70,261
Cumulative effect of change in accounting principle,
adoption of FSP 115-2 and 124-2		-	-	22	-	(22)	-
Comprehensive income:
Net income	$310	-	-	310	-	-	310
Other comprehensive loss, unrealized loss on securities
net of reclassification adjustment, net of tax	(279)	-	-	-	-	(279)	(279)
Total comprehensive income	$31	-	-	-	-	-
Treasury stock purchase/retire		(1)	(618)				(619)
Dividends paid ($0.05 per common share)		-	-	(455)	-	-	(455)
Release of Employee Stock Ownership Plan (ESOP) shares		-	(45)	-	136	-	91
Purchase and release of restricted stock plan shares, net		-	498	-	(53)	-	445
Balance at June 30, 2009		$52	$52,056	$23,786	$(7,661)	$1,521	$69,754

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income	$310	$1,138
Adjustment to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	275	232
Provision for loan losses	327	357
Decrease in provision for uncertain tax positions	39	251
Amortization of unearned compensation for restricted stock	498	176
Amortization (accretion) of premiums and discounts on securities	241	(114)
Amortization of loan-servicing rights	-	9
Deferred income taxes	(5)	46
ESOP plan expense	91	121
Net realized gain on available-for-sale securities	(5)	(36)
Federal Home Loan stock dividends	-	(76)
Loss on disposal of premises and equipment	1	37
Originations of loans held for sale	(33,269)	(16,554)
Proceeds from loans sold	28,319	16,141
Net gain on assets held for sale	-	(295)
Changes in
Interest receivable and other assets	210	(875)
Interest payable and other liabilities	135	(199)
Net cash (used in) provided by operating activities	(2,833)	359
Investing Activities
Purchases of available-for-sale securities	(24,071)	(67,970)
Proceeds from maturities of and repayments of available-for-sale securities	35,223	14,435
Proceeds from sales of available-for-sale securities	-	9,900
Net change in loans	(10,244)	(37,672)
Purchase of premises and equipment	(739)	(100)
Purchase of other assets held for sale	-	(159)
Proceeds from sale of other assets	-	835
Net cash provided by (used in) investing activities	169	(80,731)
Financing Activities
Net increase in demand deposits, money market, checking and savings accounts	18,518	610
Net increase (decrease) in certificates of deposit	2,883	(4,749)
Net change in repurchase agreement and other short-term borrowings	1,747	3,882
Net change Federal Home Loan Bank advances - short term	(10,550)	30,614
Proceeds from Federal Home Loan Bank advances - long term	-	13,000
Proceeds from long term borrowings at other banks	-	35,000
Stock purchased - repurchase program	(619)	-
Dividends paid	(455)	-
Stock purchased - restricted stock compensation plans	(53)	(42)
Net cash provided by financing activities	11,471	78,315
Increase (decrease) in Cash and Cash Equivalents	8,807	(2,057)
Cash and Cash Equivalents, Beginning of Period	12,243	9,076
Cash and Cash Equivalents, End of Period	$21,050	$7,019
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”) the holding company for First Federal Savings Bank (“First Federal” or the “Bank”), the Bank and its wholly-owned subsidiary, First Financial Mortgage Corporation.  First Federal is a federally chartered savings bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting of interim periods have been included.    The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States Securities and Exchange Commission (the “SEC”) on March 25, 2009.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“Staff Position 132(R)-1”).  Staff Position 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require further disclosures about the fair value measurements of an employers’ plan assets including how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; major categories of plan assets; information about inputs and valuation techniques, including the fair value hierarchy classifications, as defined by SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), of the major categories of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and significant concentrations of risk within plan assets. Staff Position 132(R)-1 is effective for fiscal years beginning on or after December 15, 2009, with early adoption permitted.  The Company is currently in the process of evaluating the impact of adopting Staff Position 132(R)-1 on its consolidated financial statements.

In January 2009, the FASB issued Staff Position No. Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“EITF 99-20-1”), which amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment (“OTTI”) assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance.  EITF 99-20-1 was effective for interim and annual reporting periods ending after December 15, 2008, and was to be applied prospectively.  Retroactive application was not permitted. The Company adopted EITF 99-20-1 on December 31, 2008.  The adoption of EITF 99-20-1 did not have a material impact on the Company.

In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). This Staff Position amends and clarifies Statement No. 141, “Business Combinations,” to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value, at the acquisition date, of an asset acquired or liability assumed cannot be determined, FSP FAS 141(R)-1 requires using the guidance under Statement No. 5, “Accounting for Contingencies,” and Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSP FAS 141(R)-1 will impact the Company’s accounting for and reporting of acquisitions completed after January 1, 2009.

In April 2009, the FASB issued Staff Position No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“Staff Position 107-1 and APB 28-1”). Staff Position 107-1 and APB 28-1 amends SFAS No 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require quantitative and qualitative disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual reporting periods.  Staff Position 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of Staff Position No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 115-2 and Staff Position No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“Staff Position 115-2 and 124-2”). Staff Position 115-2 and 124-2 amends FASB Staff Position No. 115-1 and Staff Position No. 124-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” Staff Position 115-2 and 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more frequent disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Staff Position 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  The adoption of Staff Position 115-2 and 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“Staff Position 157-4”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement-to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. Staff Position 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The adoption of Staff Position 157-4 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which the entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 became effective for periods ending after June 15, 2009 and did not have a material impact on the Company’s consolidated financial statements.  In connection with the preparation of the interim financial statements included in this Form 10-Q, the Company has evaluated events and transactions through August 11, 2009, which is the date on which such interim financial statements were issued.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”   Under the Statement,  The FASB Accounting Standards Codification  (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were vested during the period. At June 30, 2009, there were 517,337 antidilutive common stock equivalents.   The weighted average  common shares outstanding equals the gross number of common shares issued less unallocated shares held by the  First Federal Savings Bank Employee Stock Ownership Plan (“ESOP”), nonvested restricted stock awards under the Company’s 2007 Deferred Compensation Plan and nonvested restricted stock awards under the Company’s 2008 Equity Incentive Plan.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares to be issued include any restricted shares authorized under the Company’s 2007 Deferred Compensation Plan and the 2008 Equity Incentive Plan.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for diluted EPS calculations as they are committed to be released.

Basic and diluted earnings per share are computed as follows:

(Unaudited - Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$141	$549	$310	$1,138

Weighted-average shares - Basic EPS	4,520,674	4,774,267	4,531,018	4,768,323
Weighted-average restricted shares -
2007 Deferred Compensation Plan	27,458	97,244	28,853	100,585
2008 Equity Incentive Plan	5,929		8,588
Weighted-average shares -
ESOP committed to be released - diluted EPS	23,397		22,766
Weighted-average shares - Diluted EPS	4,577,458	4,871,511	4,591,225	4,868,908
Basic earnings per common share	$0.03	$0.11	$0.07	$0.24
Diluted earnings per common share	$0.03	$0.11	$0.07	$0.23

NOTE 4 – ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

(Unaudited - Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance, beginning of period	$2,329	$1,787	$2,175	$1,510
Provision charged to expense	159	80	327	357
Charge-offs	(11)	(18)	(30)	(27)
Recoveries	4	11	9	20
Balance, end of period	$2,481	$1,860	$2,481	$1,860

NOTE 5 – INVESTMENT SECURITIES

For securities available-for-sale, the following table shows the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of June 30, 2009.

June 30, 2009
(Unaudited - Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,782	$1,379	$-	$6,161
U. S. Government agencies and corporations	16,531	228	(68)	16,691
Federal Family Education Loan Program (FFELP) loan-backed security	3,525	224	-	3,749
Mortgage-backed securities	73,122	1,832	-	74,954
Collateralized mortgage obligations	1,612	37	-	1,649
State and political subdivisions	14,093	24	(216)	13,901
Trust preferred securities (1)	1,092	-	(976)	116
Total	$114,757	$3,724	$(1,260)	$117,221
(1)
During the quarter ended June 30, 2009, pursuant to FSP FAS 115-2, which states that previously recorded impairment charges which did not relate to credit losses should be reclassified from retained earnings to accumulated other comprehensive income, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased other comprehensive income by $36,000 or $22,000, net of tax.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2009.

(Unaudited - Dollars in thousands)	June 30, 2009
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations:	$6,962	$(68)	$-	$-	$6,962	$(68)
State and political subdivisions	4,488	(85)	975	(131)	5,463	(216)
Trust preferred securities	-	-	116	(976)	116	(976)
Total	$11,450	$(153)	$1,091	$(1,107)	$12,541	$(1,260)

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for the Company’s U.S. Government agencies and corporations and state and political subdivisions investments are temporary.

For the year ended December 31, 2008, the Company recorded OTTI on trust preferred securities (TRUPS), which resulted in a reduction of non-interest income of $3.8 million.  Pursuant to FSP FAS 115-2/124-2, which states that previously recorded impairment charges which did not relate to a credit loss should be reclassified from retained earnings to other comprehensive income, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased other comprehensive income by $36,000, or $22,000, net of tax.

The Company engaged an independent consulting firm to assist in the valuation of this security as of June 30, 2009.  Based on the consulting firm’s findings, management determined the security had an estimated market value of $116,000 which resulted in no impairment in the second quarter of 2009.  To determine the credit loss on this security, the investment consulting firm projected cash flows for the security and discounted the cash flows at the original purchased yield.  The consulting firm analyzed each underlying bank or insurance company and assigned a probability of default.  Those default assumptions were then used to determine the projected cash flows of the security.  In addition, the consulting firm assumed no prepayments of the underlying debt.  If the net present value of the cash flows was less than the cost basis of the security, the difference was considered credit-related and recorded through earnings.  Based on this calculation, the Company had no additional impairment considered to be a credit loss which was recognized in the 2009 second quarter income statement.  The remaining change in fair market value of $69,000 is reflected in other comprehensive income, net of taxes of $26,000.  The Company will continue to estimate the present value of cash flows expected to be collected over the life of the security.

NOTE 6 –FAIR VALUE

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$117,221	--	$117,105	$116

(Dollars in thousands)
Balance, January 1, 2009	$1,092
Unrealized losses included in other comprehensive income	(976)
Balance, June 30, 2009	$116

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically are a result of the application of lower of cost or market accounting or a write-down occurring during the period.  As of June 30, 2009, the Company did not have any nonrecurring fair value adjustments recorded.  The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Loans Held For Sale

Loans held for sale are carried at the lower of cost or market value and represent loans that are awaiting delivery to a specific committed buyer.  The fair value of loans held for sale is based on specific prices committed to be paid for each individual loan.  As such the Company classifies loans held for sale subject to fair value adjustments as Level 2.

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value.  The estimated fair vale of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions.  As such, other real estate owned is generally classified as Level 3.

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2009, are summarized below:

		Fair Value Measurements at June 30, 2009 Using
(Dollars in thousands)	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned	$60	--	--	$60
Loans held for sale	$5,816	--	$5,816	--

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

Securities Sold Under Agreement to Repurchase

The carrying amount approximates fair value because of the short time between the origination of the agreements and their expected realization.

Interest Payable

The carrying amount approximates fair value because of the short time between the origination of the liability and its expected realization.

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

The year-end estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
Financial assets
Cash and cash equivalents	$21,050	$21,050	$12,243	$12,243
Available-for-sale securities	117,221	117,221	129,076	129,076
Loans held for sale	5,816	5,816	866	866
Loans, net of allowance for loan losses	186,269	185,836	176,412	178,210
FHLB stock	2,988	2,988	2,988	2,988
Interest receivable	1,441	1,441	1,702	1,702
Forward sale commitments	-	-	-	-

Financial liabilities
Deposits	$208,208	$208,756	$186,807	$187,394
Securities sold under agreement to repurchase	6,794	6,794	5,047	5,047
Interest payable	581	581	716	716
FHLB advances	28,000	28,361	38,550	39,349
Other borrowings	35,000	35,631	35,000	38,297

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes appearing in Part I, Item 1 of this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as previously filed with the SEC on March 25, 2009.

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At June 30, 2009, the Company had total assets of $350.3 million, deposits of $208.2 million and shareholders’ equity of $69.8 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

Other-than-temporary Impairment of Securities.

The Company conducts quarterly reviews to identify and evaluate each investment that has an unrealized loss for other-than-temporary impairment (“OTTI”).  In June 2009, the Company adopted FSP FAS 115-2/124-2,  “Recognition and Presentation of Other-Than-Temporary Impairments,”  which changed the accounting requirements for OTTI for debt securities, and in certain circumstances, separates the total impairment into credit and noncredit-related amounts.  The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligor of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Company’s intent to sell the security or whether it is more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.  The term OTTI is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Declines in the fair value of securities below their amortized cost basis that are deemed to be OTTI are carried at fair value.  Any portion of a decline in value associated with a credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income.  A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

As of June 30, 2009, the Company’s pooled trust preferred securities had an amortized cost of $1.1 million and an estimated market value of $116,000 which resulted in no impairment in the second quarter of 2009.  With the assistance of an investment consulting firm, the Company estimated the fair value of the security using a discounted cash flow method.  To determine the credit loss on this security, the investment consulting firm projected cash flows for the security and discounted the cash flows at the original purchased yield.  Based on this calculation, none of the total impairment was considered to be a credit loss.  The remaining change in fair market value of $69,000 is reflected in other comprehensive income, net of taxes of $26,000.  On a quarterly basis, the Company will continue to estimate the present value of cash flows expected to be collected over the life of the security.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total Assets. At June 30, 2009, total assets were $350.3 million, an increase of $11.9 million, or 3.5%, compared to $338.4 million at December 31, 2008.

Cash and Cash Equivalents. Cash and cash equivalents were $21.1 million at June 30, 2009 compared to $12.2 million at December 31, 2008.  Excess funds from overnight FHLB borrowings contributed to an increase of $5.1 million in interest-bearing demand deposits at other banks to $7.3 million at June 30, 2009 compared to $2.2 million at December 31, 2008, and an increase of $4.1 million in federal funds sold to $4.1 million at June 30, 2009 compared to $9,000 at December 31, 2008.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities and obligations of state and political subdivisions, with a relatively smaller investment in other securities including pooled trust preferred debt issues and Federal Family Education Loans (“FFELP”) collateralized asset-backed securities.  Total securities decreased by $11.9 million, or 9.2%, to $117.2 million at June 30, 2009 compared to $129.1 million as of December 31, 2008.  The primary reason for the decline was accelerated prepayments on mortgage backed securities and calls of callable agency bonds due to falling interest rates that occurred during the first six months of 2009.

Loans.  Net loans increased $9.9 million, or 5.6%, to $186.3 million at June 30, 2009 compared to $176.4 million as of December 31, 2008.  The increase in total loans was primarily due to growth in total real estate secured loans to $149.8 million compared to $141.9 million at December 31, 2008.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Loan Loss Allowance.  The allowance for loan losses increased by $306,000, or 14.1%, to $2.5 million at June 30, 2009 compared to $2.2 million as of December 31, 2008. Asset quality remained steady throughout the first two quarters of 2009.   The quality of the Company’s loan portfolio continues to rely heavily on the resilience of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s financial condition and results of operations.

Non-performing assets (consisting of non-accrual loans and real estate owned) totaled $868,000 at June 30, 2009 compared to $830,000 at December 31, 2008.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to the growth in the loan portfolio and, to a lesser extent, changes in economic conditions and changes in the mix of loans in the Bank’s portfolio.

Deposits. Total deposits increased by $21.4 million, or 11.5%, to $208.2 million at June 30, 2009 compared to $186.8 million as of December 31, 2008.  During the first six months of 2009, the Company experienced an increase of $15.5 million in savings, interest checking and money market accounts, certificates of deposits increased $2.9 million and demand deposits increased $3.0 million.

Borrowings.   During the first six months of 2009, excess funds of $10.6 million were used to pay-down advances from the Federal Home Loan Bank of Cincinnati (“FHLB”).  At June 30, 2009, FHLB advances totaled $28.0 million compared to $38.6 million at December 31, 2008.   Additionally, securities sold under agreements to repurchase totaled $6.8 million as of June 30, 2009 compared to $5.0 million as of December 31, 2008.  Total borrowings with other banks totaled $35.0 million at both June 30, 2009 and at December 31, 2008.

Shareholders’ Equity. Total shareholders’ equity decreased by $507,000 to $69.8 million as of June 30, 2009, compared to $70.3 million as of December 31, 2008.  The decrease in shareholders’ equity was primarily due the Company’s repurchase of 65,350 shares of common stock in the amount of $619,000 pursuant to the Stock Repurchase Program announced in December of 2008.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General.  Net income for the three months ended June 30, 2009 was $141,000, a decrease of 74.3% compared to net income of $549,000 for the three months ended June 30, 2008.  An increase of $224,000 in non-interest income and a decrease of $104,000 in the provision for income taxes were off-set by an increase of $79,000 in provision for loan losses and an increase of $458,000 in non-interest expense.

Net Interest Income.  Net interest income decreased $199,000, or 7.2%, to $2.6 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Total interest income decreased by $169,000 or 3.9%, to $4.2 million for the three months ended June 30, 2009 compared to the prior year period.  Income on interest-bearing deposits at other banks increased by 11.8% to $57,000 during the three months ended June 30, 2008 as the average outstanding balance increased by $3.2 million, or 96.0%, to $6.4 million during the period, primarily due to utilization of excess funds from overnight borrowings.  The yield earned on deposits at other banks declined by 269 basis points because excess funds were invested at low overnight rates in 2009, while a large portion of these funds were invested in certificates of deposit at other banks during the first quarter of 2008.

Interest income on loans increased by 23.9% to $2.7 million as of June 30, 2009 compared to June 30, 2008 as average outstanding loans increased by $36.5 million, or 24.9%, to $182.9 million, while the yield on the portfolio remained virtually unchanged from the same period one year ago.

Interest income on investment securities decreased by $675,000, or 32.6%, to $1.4 million from the same period one year ago as average balances decreased $29.3 million and average yields decreased 91 basis points.  The primary reason for the decline in average balances during the period was accelerated prepayments on mortgage backed securities due to falling interest rates.  Additionally, calls on higher yielding agency bonds were significant during the period thereby contributing to the decline in average balances and average yields.

Total interest expense increased by $30,000 or 1.9% to $1.6 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  The average balance of interest-bearing deposits increased 22.6% to $188.1 million for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.  Interest paid on interest-bearing deposits increased by $83,000, or 7.6%, to $1.2 million for the three month period ended June 30, 2009 as the average interest rate paid declined 36 basis points, primarily as a result of lower interest rates paid due to the Federal Reserve’s actions to continue to lower the target fed funds rate during the second half of 2008.  Interest paid on FHLB advances and other borrowings decreased $157,000 or 55.5% while FHLB advances and other borrowings decreased to an average of $28.3 million at June 30, 2009, compared to $45.5 million as of June 30, 2008 and the average interest rate paid declined by 72 basis points, primarily due to the Federal Reserve’s actions to further lower the target fed funds rate in the second half of 2008.

Additionally, the Company’s leverage transaction that was initiated during the second quarter of 2008 added $325,000 of additional interest expense during the three months ended June 30, 2009, compared to $221,000 of additional interest expense for the same period of 2008.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2009 and 2008.

		Average Balance Sheet for the
		Three Months Ended June 30,
		2009			2008

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$6,431	$57	3.56%	$3,281	$51	6.25%
Loans	182,906	2,749	6.03%	146,414	2,218	6.09%
Investment securities	119,399	1,397	4.69%	148,704	2,072	5.60%
Other interest-earning assets	6,035	9	0.60%	4,476	40	3.59%
Total interest-earning assets	314,771	4,212	5.37%	302,875	4,381	5.82%

Noninterest-earning assets	22,592			12,023
Total	$337,363			$314,898

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	188,103	1,178	2.51%	$153,434	$1,095	2.87%
FHLB advances and other borrowings	28,327	126	1.78%	45,477	283	2.50%
Long-term borrowings at other banks	35,000	325	3.72%	23,846	221	3.73%
Total Interest-Bearing Liabilities	251,430	1,629	2.60%	222,757	1,599	2.89%

Noninterest-bearing deposits	14,675			9,595
Other noninterest-bearing liabilities	2,328			2,359
Shareholders' equity	68,930			80,187

Total	$337,363			$314,898

Net Interest Income		$2,583			$2,782

Net Interest Margin			3.29%			3.69%

Interest rate spread			2.77%			2.93%

Average interest-earning assets to
average interest-bearing liabilities			125.19%			135.97%

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

	Three Months Ended
	June 30, 2009 Compared to June 30, 2008
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$12	$(6)	$6
Loans	615	(84)	531
Investment securities	295	(970)	(675)
Other interest-earning assets	(291)	260	(31)
Total Earning Assets	631	(800)	(169)

Interest paid on:
Interest bearing deposits	303	(220)	83
FHLB advances and other borrowings	26	(183)	(157)
Long-term borrowings at other banks	328	(3)	325
Total Interest-Bearing Liabilities	657	(406)	251
Net Interest Income	$(26)	$(394)	$(420)

Provision for Loan Losses.  We recorded a provision for loan losses of $159,000 for the three months ended June 30, 2009 compared to a provision of $80,000 for the three months ended June 30, 2008.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was higher for the second quarter of 2009 primarily due to changes in economic conditions and in the mix of loans in the Bank’s portfolio and, to a lesser extent, growth in the Bank’s loan portfolio during that quarter.

Non-interest Income. The following table summarizes non-interest income for the three months ended June 30, 2009 and 2008 and the percentage change for each category of income.

	Three Months Ended June 30,
	2009	2008	% Change
		(Dollars in thousands)
Non-interest Income
Customer service and other fees	$297	$314	(5.41	) %
Loan servicing and other fees	15	12	25.00%
Net gains on mortgage loan sales	419	147	185.03%
Net realized gain on sales of available-for-sale securities	5	3	66.67%
Net realized gain on sales of other assets-held-for sale	-	12	(100.00	) %
Commissions on insurance and brokerage	33	72	(54.17	) %
Net loss on premises and equipment	-	(21)	100.00%
Other	8	14	(42.86	) %
Total noninterest income	$777	$553	40.51%

Non-interest income for the three months ended June 30, 2009 increased $224,000 or 40.5%, to $777,000 for the three months ended June 30, 2009 compared to $553,000 for the three months ended June 30, 2008.  The increase in non-interest income was due primarily to secondary market mortgage loan originations which resulted in an increase of $272,000 of net gains on mortgage loan sales.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended June 30, 2009 and 2008 and the percentage change for each expense category.

	Three Months Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$1,523	$1,457	4.53%
Net occupancy expense	199	110	80.91%
Equipment expense	170	146	16.44%
Data processing fees	241	187	28.88%
Professional fees	66	119	(44.54	) %
Marketing expense	110	87	26.44%
Office expense	65	63	3.17%
Losses on foreclosed assets, net	7	-	100.00%
Insurance expense	19	19	0.00%
Mortgage loan outsourced servicing	9	8	0.24%
Other	562	317	77.29%
Total noninterest expense	$2,971	$2,513	18.23%

Total non-interest expense increased $458,000, or 18.2% to $3.0 million for the three months ended June 30, 2009 as compared to the same period in 2008.  Other expense increased by $245,000, or 77.3%, to $562,000 for the three months ended June 30, 2009, compared to the same period in 2008, which was mainly attributable to higher FDIC insurance premiums due to an industry-wide increase in assessment rates during the first quarter of 2009 and the imposition of a one-time special assessment at June 30, 2009.  Expenses for stock awards for directors related to the Company’s 2008 Equity Incentive Plan also contributed to the increase in other expenses.

Higher commissions paid to mortgage originators and expenses resulting from stock awards for employees related to the Company’s 2008 Equity Incentive Plan were the primary factors contributing to an increase of $66,000, or 4.5%, in salaries and employee benefits expense, while lower bonuses and higher deferred loan costs decreased expenses.  The addition of a new branch facility and higher property tax and maintenance costs contributed to an increase in occupancy expense of $89,000 or 81.0% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  During the second quarter of 2009, data processing fees increased $54,000 or 28.9% due to expanded service offerings and increased volume related to our new branch facility and marketing expense increased $23,000 or 26.4% compared to the second quarter of 2008.

Professional fees declined $53,000 or 44.5%, primarily due to lower audit and tax expense resulting from changing our external auditors during the second half of 2008.

Income Taxes. Income tax expense for the three months ended June 30, 2009 was $89,000 compared to $193,000 for the same period in 2008. During the second quarter of 2009 management reduced its FIN 48 tax liability by $39,000.  The federal effective income tax ratio (federal income taxes divided by income before taxes) was 38.7% for the second quarter of 2009.  The lower income tax expense for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily due to the decrease in income before taxes, combined with the FIN 48 credit.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General.  Net income decreased $828,000 to $310,000 for the six months ended June 30, 2009 compared to net income of $1.1 million for the six months ended June 30, 2008, primarily due to increases of $711,000 in non-interest expense and $140,000 in the provision for income taxes.

Net Interest Income.  Net interest income was flat for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Total interest income increased by $281,000 or 3.4%, to $8.5 million for the six months ended June 30, 2009 compared to the prior year period.  Income on interest-earning deposits at other banks decreased by 38.7% to $68,000 during the six months ended June 30, 2009, primarily due to investments made during 2008 in higher yielding certificates of deposits at other banks which matured early in 2009.

Interest income on loans increased by 27.2% to $5.4 million as of June 30, 2009 compared to June 30, 2008 as average outstanding loans increased by $44.0 million, or 32.3%, to $180.0 million, while the yield on the portfolio fell by 22 basis points, due primarily to competitive pressures in the market and the lower prime lending rate resulting from the Federal Reserve’s aggressive cuts in the target fed funds rate.

Interest income on investment securities decreased by $784,000, or 20.6%, to $3.0 million as of June 30, 2009 as compared to the same period one year ago as average balances decreased $11.8 million and average yields decreased 72 basis points.  The primary reason for the decline in average balances during the period was accelerated prepayments on mortgage backed securities due to falling interest rates.  Additionally, calls on higher yielding agency bonds were significant during the period thereby contributing to the decline in average balances and average yields

Total interest expense increased $283,000 or 9.3% to $3.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The average balance of interest-bearing deposits increased 18.5% to $183.5 million as of June 30, 2009 compared to June 30, 2008.  Interest paid on interest-bearing deposits increased by $30,000, or 1.3%, to $2.4 million for the six-month period ended June 30, 2009 as the average interest rate paid declined 44 basis points, primarily as a result of lower interest rates paid due to the Federal Reserve’s actions to continue to lower the target fed funds rate during the second half of 2008.

Interest paid on FHLB advances, repurchase agreements and other borrowings decreased $176,000 or 39.3% as these borrowings decreased to an average of $32.5 million at June 30, 2009, compared to $33.8 million for the same period last year.  The average interest rate paid on these borrowings declinded by 97 basis points primarily due to lower interest rates driven by reductions in the target fed funds rate during the second half of 2008.  Additionally, during the second quarter of 2008, the Bank entered into a balance sheet leverage transaction which increased interest expense by $429,000, to $650,000 for the six months ended June 30, 2009 compared to $221,000 for the six months ended June 30, 2008.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2009 and 2008.

		Average Balance Sheet for the
		Six Months Ended June 30,
		2009			2008

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$4,726	$68	2.90%	$4,379	$111	5.10%
Loans	180,034	5,353	6.00%	136,052	4,209	6.22%
Investment securities	123,693	3,013	4.91%	135,526	3,797	5.63%
Other interest-earning assets	5,573	68	2.46%	4,474	104	4.67%
Total interest-earning assets	314,026	8,502	5.46%	280,431	8,221	5.90%

Noninterest-earning assets	22,954			12,557
Total	$336,980			$292,988

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	183,507	2,397	2.63%	$154,815	$2,367	3.07%
FHLB advances and other borrowings	32,512	272	1.69%	33,815	448	2.66%
Long-term borrowings at other banks	35,000	650	3.75%	11,923	221	3.73%
Total Interest-Bearing Liabilities	251,019	3,319	2.67%	200,553	3,036	3.04%

Noninterest-bearing deposits	14,026			9,580
Other noninterest-bearing liabilities	2,376			2,829
Shareholders' equity	69,559			80,026

Total	$336,980			$292,988

Net Interest Income		$5,183			$5,185

Net Interest Margin			3.33%			3.72%

Interest rate spread			2.79%			2.85%

Average interest-earning assets to
average interest-bearing liabilities			125.10%			139.83%

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

	Six Months Ended
	June 30, 2009 Compared to June 30, 2008
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$75	$(118)	$(43)
Loans	1,432	(288)	1,144
Investment securities	97	(881)	(784)
Other interest-earning assets	261	(297)	(36)
Total Earning Assets	1,865	(1,584)	281

Interest paid on:
Interest bearing deposits	161	(131)	30
FHLB advances and other borrowings	132	(308)	(176)
Long-term borrowings at other banks	869	(440)	429
Total Interest-Bearing Liabilities	1,162	(879)	283
Net Interest Income	$703	$(705)	$(2)

Provision for Loan Losses.  For the six months ended June 30, 2009, we recorded a provision for loan losses of $327,000 compared to a provision of $357,000 for the six months ended June 30, 2008.

Non-interest Income. The following table summarizes non-interest income for the six months ended June 30, 2009 and 2008 and the percentage change for each category of income.

	Six Months Ended June 30,
	2009	2008	% Change
		(Dollars in thousands)
Non-interest Income
Customer service and other fees	577	577	0.00%
Loan servicing and other fees	31	21	47.62%
Net gains on mortgage loan sales	698	327	113.46%
Net realized gain on sales of available-for-sale securities	5	36	(86.11	) %
Net gain on sales of assets-held-for sale	-	295	(100.00	) %
Commissions on insurance and brokerage	62	150	(58.67	) %
Net loss on premises and equipment	(1)	(37)	97.30%
Other	13	21	(38.10	) %
Total noninterest income	$1,385	$1,390	(0.36	) %

Non-interest income was relatively flat for the six months ended June 30, 2009 compared the corresponding period in 2008.  Net gains on mortgage loans sold increased $371,000 during the first half of 2009 compared to the first half of 2008.

During the first quarter of 2008 the Company benefited from a non-recurring realized gain on the sale of other assets held-for-sale of $295,000 which was primarily related to the sale of the Bank’s former main office.

Insurance and brokerage commissions decreased by $88,000, or 58.7%, as the brokerage business declined substantially due to current adverse equity market conditions.

Non-interest Expense. The following table summarizes non-interest expense for the six months ended June 30, 2009 and 2008 and the percentage change for each expense category.

	Six Months Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$2,992	$2,945	1.60%
Net occupancy expense	338	240	40.83%
Equipment expense	320	288	11.11%
Data processing fees	484	381	27.03%
Professional fees	232	325	(28.62	) %
Marketing expense	164	133	23.31%
Office expense	146	141	3.55%
Losses on foreclosed assets, net	8	3	166.67%
Insurance expense	40	44	(9.09	) %
Mortgage loan outsourced servicing	18	26	(30.77	) %
Other	1,034	539	91.84%
Total noninterest expense	$5,776	$5,065	14.04%

Total non-interest expense increased $711,000, or 14.0% to $5.8 million for the six months ended June 30, 2009 as compared to the same period in 2008.  Other expense increased by $495,000, or 91.8%, to $1.0 million for the six months ended June 30, 2009, compared to the same period in 2008, which was mainly attributable to higher FDIC insurance premiums due to an industry-wide increase in assessment rates during the first quarter of 2009 and the imposition of a one-time special assessment at June 30, 2009.  Expenses for stock awards for directors related to the Company’s 2008 Equity Incentive Plan also contributed to the increase in other expenses.

Salaries and employee benefits costs increased by $47,000 as expenses resulting from stock awards related to the Company’s 2008 Equity Incentive Plan and higher commission costs tied to increased mortgage loan origination activity increased expenses and lower bonus amounts and higher deferred loan costs decreased expenses.

The addition of a new branch facility and increases in property tax, maintenance and utility costs contributed to an increase in occupancy expense of $98,000 or 40.8% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  During the first half of 2009, data processing fees increased $103,000 or 27.0% due to expanded service offerings and increased volume related to our new branch facility and marketing expense increased $31,000 or 23.3% compared to the first half of 2008 as management focused on bringing key strategic initiatives to fruition.

Professional fees declined $93,000 or 28.6%, primarily due to lower attorneys’ fees and audit and tax expense resulting from changing our external auditors during the second half of 2008.

Income Taxes. Income tax expense for the six months ended June 30, 2009 was $155,000 compared to $15,000 for the same period in 2008.  During the second quarter of 2009 management reduced its FIN 48 tax liability by $39,000 and during the second quarter of 2008 the FIN 48 tax liability was reduced by $251,000.  The federal effective income tax ratio (federal income taxes divided by income before taxes) was 33.33% for the six months ended June 30, 2009.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, borrowings from the Federal Home Loan Bank of Cincinnati and borrowings from other financial institutions. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank regularly adjusts its investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

The Bank’s most liquid assets are cash and cash equivalents, which includes interest-bearing deposits at other banks. The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $21.1 million. Securities classified as available-for-sale, totaling $117.2 million at June 30, 2009, provide additional sources of liquidity. In addition, at June 30, 2009, the Bank’s maximum collateral borrowing capacity was approximately $72.3 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2009, the Bank had $28.0 million of Federal Home Loan Bank advances outstanding.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

The following table includes the Bank’s capital ratios as of June 30, 2009:

Tier 1 Core Capital (to adjusted total assets)	11.82%
Tangible Equity Ratio (to tangible assets)	11.82%
Tier 1 Risk-Based Capital (to risk-weighted assets)	17.28%
Total Risk-Based Capital (to risk-weighted assets)	18.31%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $0.10 during the first half of 2009.  The dividend payout ratio for the first six months of 2009, representing dividends per share divided by diluted earnings per share, was 142.9%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the six months ended June 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at June 30, 2009, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 25, 2009.

Item 4T.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2009, the Company was not a party to any pending legal proceedings.  At June 30, 2009, First Federal Savings Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 25, 2009.  As of June 30, 2009, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
April 1, 2009 to April 30, 2009	-	$-	-	263,234
May 1, 2009 to May 31, 2009	25,000	9.554	25,000	238,234
June 1, 2009 to June 30, 2009	40,350	9.417	40,350	197,884
Total	65,350	$9.469	65,350	197,884

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

a.	An annual meeting of shareholders of the Company was held May 20, 2009 (the “Annual Meeting”).

b.	Not applicable

c.	The items voted upon at the Annual Meeting and the vote for each proposal were, as follows:

1.	Election of directors.

Election of directors with terms ending in 2012

Nominee	For	Withheld
Vernon M. Carrigan	3,811,164	28,095
John T. Halliburton	3,816,204	23,055
David L. Watson	3,823,680	15,579

2.	The ratification of the appointment of Horne LLP as independent auditors of the Company for the fiscal year ending December 31, 2009.

For	Against	Abstain
3,812,978	-	26,281

Item 5. Other Information.

None

Item 6. Exhibits

3.1	Charter of First Advantage Bancorp (1)
3.2	Bylaws of First Advantage Bancorp (1)
4.0	Form of Stock Certificate of First Advantage Bancorp (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

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

                          FIRST ADVANTAGE BANCORP

Dated: August 11, 2009	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: August 11, 2009	By: /s/Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer