Form 10-Q
period 2009-09-30
First Advantage Bancorp
filed 2009-11-13
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer [ ]	Accelerated Filer [ ]
	Non-accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No    X

The number of shares outstanding of the registrant’s common stock as of November 12 , 2009 was 5,171,695.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)	September 30,
	2009	December 31,
	(Unaudited)	2008
Assets
Cash and due from banks	$9,720	$7,991
Interest-bearing demand deposits at other banks	5,233	2,151
Time deposits at other banks	-	2,092
Federal funds sold	2,825	9
Cash and cash equivalents	17,778	12,243

Available-for-sale securities, at fair value	113,527	129,076
Loans held for sale	2,609	866
Loans, net of allowance for loan losses of $2,636 and $2,175 at September 30, 2009 and December 31, 2008, respectively	199,693	176,412
Premises and equipment, net	8,020	8,186
Foreclosed assets held for sale	40	0
Other assets held for sale	532	0
Federal Home Loan Bank stock	2,988	2,988
Accrued interest receivable	1,475	1,702
Income taxes receivable	66	709
Deferred tax asset	4,876	5,238
Other assets	1,056	984
Total assets	$352,660	$338,404

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$17,209	$15,493
Savings, checking and money market	101,380	82,163
Time certificates	89,341	89,151
Total deposits	207,930	186,807

Securities sold under agreement to repurchase	8,015	5,047
Federal Home Loan Bank advances	28,000	38,550
Borrowings with other banks	35,000	35,000
Interest payable and other liablilities	2,987	2,739
Total liabilities	281,932	268,143
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at September 30, 2009 or December 31, 2008	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 5,171,695 shares issued and 4,393,820 outstanding at September 30, 2009 and 5,264,683 issued and 4,541,514 outstanding at December 31, 2008	52	53
Additional paid in capital	51,817	52,258
Common stock held by benefit plan:
Restricted stock	(295)	(1,043)
Unallocated common stock held by:
Employee Stock Ownership Plan trust	(3,778)	(3,778)
Benefit plans	(3,291)	(2,923)
Retained earnings	23,808	23,872
Accumulated other comprehensive income	2,415	1,822
Total shareholders' equity	70,728	70,261
Total liabilities and shareholders' equity	$352,660	$338,404

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans	$2,904	$2,377	$8,257	$6,586
Investment securities	1,358	2,152	4,371	5,949
Other	78	96	214	311
Total interest and dividend income	4,340	4,625	12,842	12,846
Interest Expense
Deposits	1,097	1,181	3,494	3,548
Securities sold under agreement to repurchase and other short-term borrowings	28	46	90	119
Federal Home Loan Bank advances	105	250	315	625
Borrowings with other banks	329	322	979	543
Total interest expense	1,559	1,799	4,878	4,835
Net Interest Income	2,781	2,826	7,964	8,011
Provision for Loan Losses	180	193	507	550
Net Interest Income After Provision for Loan Losses	2,601	2,633	7,457	7,461
Noninterest Income
Customer service and other fees	341	308	918	885
Loan servicing and other fees	19	13	50	34
Net gains on mortgage loan sales	279	140	977	467
Net gain (loss) on sales of available-for-sale securities	2	(2,584)	7	(2,548)
Other-than-temporary impairment on available-for-sale securities	-	(13,577)	-	(13,577)
Net gain on sales of other assets held-for-sale	-	-	-	295
Commissions on insurance and brokerage	39	79	101	229
Net loss on premises and equipment	(16)	-	(17)	(37)
Other	7	3	20	24
Total noninterest income	671	(15,618)	2,056	(14,228)
Noninterest Expense
Salaries and employee benefits	1,388	1,508	4,380	4,453
Net occupancy expense	166	128	504	368
Equipment expense	174	175	494	463
Data processing fees	195	194	679	575
Professional fees	123	160	355	485
Marketing expense	74	73	238	206
Office expense	73	73	219	214
Losses on foreclosed assets, net	13	-	21	3
Insurance expense	19	21	59	65
Mortgage loan outsourced servicing	5	10	23	36
Other	435	295	1,469	834
Total noninterest expense	2,665	2,637	8,441	7,702
Income (Loss) Before Income Taxes	607	(15,622)	1,072	(14,469)
Provision (Credit) for Income Taxes	217	(6,090)	372	(6,075)
Net Income (Loss)	$390	$(9,532)	$700	$(8,394)
Per common share:
Basic net earnings (loss) per common share	$0.09	$(2.04)	$0.16	$(1.77)
Diluted net earnings (loss) per common share	$0.09	$(2.04)	$0.15	$(1.77)
Dividends declared per common share	$0.05	$0.05	$0.15	$0.05
Basic weighted average common shares outstanding	4,482,274	4,677,316	4,514,591	4,734,131
Diluted weighted average common shares outstanding	4,582,963	4,677,316	4,622,233	4,734,131
See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)
					Common	Accumulated
			Additional		Stock	Other	Total
	Comprehensive	Common	Paid-in	Retained	Held by	Comprehensive	Stockholders'
	Income (Loss)	Stock	Capital	Earnings	Benefit Plans	Income (Loss)	Equity
Balance at January 1, 2008		$53	$51,596	$32,230	$(5,512)	$1,138	$79,505
Comprehensive Income, net of tax:
Net loss	$(8,394)	-	-	(8,394)	-	-
Other comprehensive loss, unrealized loss on securities, net of reclassification adjustments, net of tax	(770)	-	-	-	-	(770)
Total comprehensive income	$(9,164)						(9,164)
Dividends payable $0.05 per common share		-	-	(263)	-	-	(263)
Release of Employee Stock Ownership Plan (ESOP) shares			26		158		184
Purchase and release of restricted stock plan shares, net		-	347	-	(2,428)	-	(2,081)
Balance at September 30, 2008		$53	$51,969	$23,573	$(7,782)	$368	$68,181

Balance at January 1, 2009		$53	$52,258	$23,872	$(7,744)	$1,822	$70,261
Cumulative effect of change in accounting principle, adoption of FSB 115-2 and 124-2			-	22	-	(22)
Comprehensive Income, net of tax:
Net income	$700	-	-	700	-	-
Other comprehensive gain, unrealized gain on securities, net of reclassification adjustments, net of tax	615	-	-	-	-	615
Total comprehensive income	$1,315		-	-	-		1,315
Treasury stock purchase/retire	-	(1)	(891)	-	-	-	(892)
Dividends payable $0.05 per common share		-	-	(786)	-	-	(786)
Release of Employee Stock Ownership Plan (ESOP) shares	-	-	-	-	-	-	-
Purchase and release of restricted stock plan shares, net	-	-	450		380	-	830
Balance at September 30, 2009		$52	$51,817	$23,808	$(7,364)	$2,415	$70,728

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income (loss)	$700	$(8,394)
Items not requiring (providing) cash
Depreciation and amortization	419	350
Provision for loan losses	507	550
Decrease in provision for uncertain tax positions	-	251
Amortization of unearned compensation for restricted stock	756	348
Change in accretion of premiums and discounts on securities	127	(178)
Amortization of loan-servicing rights	-	9
Deferred income taxes	(11)	(5,276)
ESOP plan expense	153	184
Net realized loss on available-for-sale securities	-	2,548
Other-than-temporary impairment on available-for-sale securities	-	13,577
Net gain on assets held for sale	-	(295)
Federal Home Loan Bank stock dividends	-	(116)
Net loss on sale of premises and equipment	17	38
Originations of loans held for sale	(46,234)	(24,054)
Proceeds from loans sold	44,491	23,625
Change in other assets	(312)	-
Changes in
Interest receivable and other assets	227	(833)
Interest payable and other liabilities	891	(623)
Net cash provided by operating activities	1,731	1,711
Investing Activities
Purchases of available-for-sale securities	(27,908)	(67,969)
Proceeds from maturities of and repayments of available-for-sale securities	44,318	20,435
Proceeds from sales of available-for-sale securities	0	10,188
Net change in loans	(23,828)	(48,169)
Purchase of premises and equipment	(578)	(988)
Proceeds from sale of premises and equipment	15	-
Purchase of other assets held for sale	-	(159)
Proceeds from sale of other assets	-	835
Net cash used in investing activities	(7,981)	(85,827)
Financing Activities
Net increase in demand deposits, money market, checking and savings accounts	20,933	8,694
Net change in certificates of deposit	190	(6,062)
Net change in repurchase agreement and other short-term borrowings	2,968	5,735
Net change in Federal Home Loan Bank advances - short-term	(10,550)	31,690
Proceeds from Federal Home Loan Bank advances - long-term	-	10,000
Proceeds from long-term borrowings at other banks	-	35,000
Stock purchased - repurchase program	(892)	-
Dividends paid	(786)	-
Stock purchased by benefit plans	(78)	(2,428)
Net cash provided by financing activities	11,785	82,629
Increase (decrease) in Cash and Cash Equivalents	5,535	(1,487)
Cash and Cash Equivalents, Beginning of Period	12,243	9,076
Cash and Cash Equivalents, End of Period	$17,778	$7,589

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”), the holding company for First Federal Savings Bank (“First Federal” or the “Bank”), the Bank and its wholly-owned subsidiary, First Financial Mortgage Corporation.  First Federal is a federally chartered savings bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting of interim periods have been included.    The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States Securities and Exchange Commission (the “SEC”) on March 25, 2009.

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

NOTE 2 – IMPACT OF RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 168”). Statement No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  Statement No. 168 defines the new hierarchy for U.S. GAAP and establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the sole source for all authoritative accounting guidance. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. In addition, the FASB will not consider Accounting Standards Updates as authoritative in their own right; rather, Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued an update to ASC 715, “Compensation - Retirement Benefits.”  This update requires further disclosures about the fair value measurements of an employer’s benefit plan assets, including disclosures about the following:  how investment allocation decisions are made, including the factors material to an understanding of investment policies and strategies; major categories of plan assets; information about inputs and valuation techniques, including the fair value hierarchy classifications, as defined by ASC 820, “Fair Value Measurements and Disclosures,” of the major categories of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 inputs) on changes in plan assets; and significant concentrations of risk within plan assets. This update is effective for fiscal years beginning on or after December 15, 2009, with early adoption permitted.  The Company is currently in the process of evaluating the impact of adopting this update on its financial statements.

In January 2009, the FASB issued an update to ASC 325, “Investments – Other,” which amends the existing guidance to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. This update also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements.  This update was effective for interim and annual reporting periods ending after December 15, 2008, and was to be applied prospectively.  Retroactive application was not permitted. The Company adopted this update on December 31, 2008, with no material impact on its financial statements.

In April 2009, the FASB issued an update to ASC 805, “Business Combinations.” This update amends and clarifies existing guidance to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value, at the acquisition date, of an asset acquired or liability assumed cannot be determined, this update requires using the guidance under ASC 450, “Contingencies”.  This update is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this update will impact the Company’s accounting for and reporting of acquisitions completed after January 1, 2009.

In April 2009, the FASB issued an update to ASC 820, “Fair Value Measurements and Disclosures.” This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement: to reflect how much an asset or liability would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company adopted this update as of June 30, 2009 with no material impact on its financial statements.

In April 2009, the FASB issued an update to ASC 320, “Investments – Debt and Equity Securities.” This update is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This update also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an update to ASC 825, “Financial Instruments.” (Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This update amends existing authoritative accounting literature to require quantitative and qualitative disclosures about fair value of financial instruments for both annual and interim reporting periods of publicly traded companies.  This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption this update did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued an update to ASC 855, “Subsequent Events.” The objective of this update is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This update sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This update was effective for the Company beginning with its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.  The adoption of this update had no material impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides further guidance on how to measure the fair value of a liability. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC 820, “Fair Value Measurements and Disclosures”.  This update is effective for the first reporting period beginning on or after the date of issuance of the update, which was August 26, 2009.  The Company does not expect the adoption of this update will have a material impact on its financial statements.

NOTE 3 – EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were vested during the period. At September 30, 2009, there were 513,337 antidilutive common stock equivalents.   The weighted average  common shares outstanding equals the gross number of common shares issued less unallocated shares held by the  First Federal Savings Bank Employee Stock Ownership Plan (“ESOP”), nonvested restricted stock awards under the Company’s 2007 Deferred Compensation Plan and nonvested restricted stock awards under the Company’s 2008 Equity Incentive Plan.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares to be issued include any restricted shares authorized under the Company’s 2007 Deferred Compensation Plan and the 2008 Equity Incentive Plan.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for diluted EPS calculations as they are committed to be released.

Because the Company recorded a net loss for the three and nine months ended September 30, 2008, all potentially dilutive shares were excluded from the calculations of earnings per share for both periods.

Basic and diluted earnings per share are computed as follows:

(Unaudited - Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$390	$(9,532)	$700	$(8,394)

Weighted-average shares - Basic EPS	4,482,274	4,677,319	4,514,591	4,734,131
Weighted-average restricted shares -
2007 Deferred Compensation Plan	36,432		33,779
2008 Equity Incentive Plan	39,655		50,478
Weighted-average shares -
ESOP committed to be released - diluted EPS	24,602		23,385
Weighted-average shares - Diluted EPS	4,582,963	4,677,319	4,622,233	4,734,131
Basic earnings (loss) per common share	$0.09	$(2.04)	$0.16	$(1.77)
Diluted earnings (loss) per common share	$0.09	$(2.04)	$0.15	$(1.77)

  NOTE 4 – ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

(Unaudited - Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance, beginning of period	$2,481	$1,860	$2,175	$1,510
Provision charged to expense	180	193	507	550
Charge-offs	(27)	(34)	(57)	(61)
Recoveries	2	20	11	40
Balance, end of period	$2,636	$2,039	$2,636	$2,039

NOTE 5 – INVESTMENT SECURITIES

For securities available-for-sale, the following table shows the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of September 30, 2009.

September 30, 2009
(Unaudited - Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,774	$1,426	$-	$6,200
U. S. Government agencies and corporations	15,518	272	(16)	15,774
Federal Family Education Loan Program (FFELP) asset-backed security	3,451	216	-	3,667
Mortgage-backed securities	65,710	2,870	-	68,580
Collateralized mortgage obligations	5,059	33	(46)	5,046
State and political subdivisions	13,981	233	(65)	14,149
Trust preferred securities (1)	1,120	-	(1,009)	111
Total	$109,613	$5,050	$(1,136)	$113,527
(1)
In accordance with the FASB guidance in the “Investments-Debt and Equity Securities” topic of the ASC regarding the recognition and presentation of other-than-temporary impairments (“OTTI”), which states that previously recorded impairment charges which did not relate to credit losses should be reclassified from retained earnings to accumulated other comprehensive income, the Company recorded a cumulative effect adjustment during the quarter ended June 30, 2009, that increased retained earnings and decreased other comprehensive income by $22,000, net of tax.

Contractual maturities of debt securities at September 30, 2009 were as follows.  Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations are shown separately.

(Unaudited - Dollars in thousands)	September 30, 2009
	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due after one but within five years	2,685	2,685
Due after five but within ten years	10,813	12,373
Due after ten years	21,894	21,177
	35,392	36,235
Mortgage-backed securities and collateralized mortgage obligations	74,221	77,292
	$109,613	$113,527

The following table shows the number of securities, fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2009.

(Unaudited - Dollars in thousands)		September 30, 2009
		Less Than 12 months		12 months or more		Total
	Number	Approximate	Gross	Approximate	Gross	Approximate	Gross
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations:	1	$1,984	$(16)	$-	$-	$1,984	$(16)
Collateralized mortgage obligations	1	3,535	(46)	-	-	3,535	(46)
State and political subdivisions	3	315	(5)	552	(60)	867	(65)
Trust preferred securities	6	-	-	111	(1,009)	111	(1,009)
Total		$5,834	$(67)	$663	$(1,069)	$6,497	$(1,136)

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value of the Company’s U.S. Government agencies and corporations, state and political subdivisions and collateralized mortgage obligation investments are temporary.

The Company engaged an independent consulting firm to assist in the valuation of the pooled trust preferred securities as of September 30, 2009.  The market for pooled trust preferred securities continues to be non-existent with no new issuances in 2008 or 2009.  Trading of pooled trust preferred securities has also been almost non-existent with only three trades in 2009.  Based on these trends, management determined that there is an inactive and inefficient market in pooled trust preferred securities which has contributed to the depressed pricing for these investments.  Based on the consulting firm’s findings, management determined the securities had an estimated market value of $111,000.  To determine the credit loss on these securities, the consulting firm projected cash flows for the securities and discounted the cash flows at a fixed rate equivalent to the swapped LIBOR floating rate currently in effect, plus the spread above LIBOR currently in effect, for the securities.  The consulting firm, in conjunction with the Company, analyzed each underlying bank, and assigned a probability of default.  The consulting firm analyzed each underlying insurance company or real estate investment trust (REIT) and assigned a probability of default for those organizations.  Those default assumptions were then used to determine the projected cash flows of the securities.  In addition, the consulting firm assumed 15% prepayments of the underlying debt at the later of the first call date or the fourth quarter of 2011, and none thereafter.  Recoveries were assumed at the rate of 15%, lagged two years from the time of default.  If the net present value of the cash flows was less than the cost basis of the security, the difference was considered credit-related and recorded through earnings.  Based on this calculation, the Company had no additional credit loss related to these securities during the third quarter of 2009.  The change in fair market value of $15,000, for the quarter, is reflected in other comprehensive income, net of taxes of $6,000.  The Company will continue to estimate the present value of cash flows expected to be collected over the life of these securities.

NOTE 6 –FAIR VALUE

The Company follows the “Fair Value Measurement and Disclosures” topic of the FASB ASC which establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).  The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a recurring basis:

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$113,527	--	$113,416	$111

(Dollars in thousands)
Balance, January 1, 2009	$1,069
Unrealized losses included in other comprehensive income	(1,009)
Payments and settlements	51
Balance, September 30, 2009	$111

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically result from the application of lower of cost or market accounting or a write-down occurring during the period.  The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Loans Held For Sale

Loans held for sale are carried at the lower of cost or market value and represent loans that are awaiting delivery to a specific committed buyer.  The fair value of loans held for sale is based on specific prices committed to be paid for each individual loan.  As such, the Company classifies loans held for sale subject to fair value adjustments as Level 2.

Other Assets Held for Sale

Other assets held for sale represents real estate that is not intended for use in operations and recorded at fair value on a nonrecurring basis. Fair value is based upon independent market prices, appraised values or management’s estimation of the value. When the fair value is based on an observable market price or current appraised value, the Company classifies the asset as Level 2.

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value.  The estimated fair vale of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions.  As such, other real estate owned is generally classified as Level 3.

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2009, are summarized below:

		Fair Value Measurements at September 30, 2009 Using
(Dollars in thousands)	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned	$40	--	--	$40
Loans held for sale	$2,609	--	$2,609	--
Other assets held for sale	$532	--	$532	--

The “Fair Value Measurement and Disclosures” topic of the FASB ASC requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

General

For short-term financial instruments realizable in three months or less, the carrying amount approximates fair value.

Cash and Cash Equivalents and Interest Receivable

The carrying amount approximates fair value, primarily due to their short-term nature.

Federal Home Loan Bank Stock

It is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.

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

Deposits

Deposits include non-interest bearing checking accounts and interest bearing deposits, including savings accounts, checking accounts and money market deposits.  The carrying amount for these deposits approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

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

The period-end estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$17,778	$17,778	$12,243	$12,243
Available-for-sale securities	113,527	113,527	129,076	129,076
Loans held for sale	2,609	2,609	866	866
Loans, net of allowance for loan losses	199,693	200,063	176,412	178,210
FHLB stock	2,988	N/A	2,988	N/A
Interest receivable	1,475	1,475	1,702	1,702
Forward sale commitments	-	-	-	-

Financial liabilities
Deposits	$207,930	$208,393	$186,807	$187,394
Securities sold under agreement to repurchase	8,015	8,015	5,047	5,047
Interest payable	559	559	716	716
FHLB advances	28,000	28,675	38,550	39,349
Other borrowings	35,000	36,483	35,000	38,297
Loan commitments	-	-	-	-

NOTE 7 –SUBSEQUENT EVENTS

In connection with the preparation of the interim financial statements included in this Form 10-Q, the Company has evaluated events and transactions through November 12, 2009, which is the date on which such interim financial statements were issued and has determined that no significant events occurred after September 30, 2009, but prior to the issuance of these financial statements, that would have a material impact on its Condensed Consolidated Financial Statements..
Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes appearing in Part I, Item 1 of this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC on March 25, 2009.

Forward-Looking Statements.

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies, and expectations of First Advantage Bancorp. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform.

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At September 30, 2009, the Company had total assets of $352.7 million, deposits of $207.9 million and shareholders’ equity of $70.7 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

Other-than-temporary Impairment of Securities.

The Company conducts quarterly reviews to identify and evaluate each investment that has an unrealized loss for other-than-temporary impairment (“OTTI”).  The FASB issued guidance in the “Investments-Debt and Equity Securities” topic which changed the accounting requirements for OTTI for debt securities, and in certain circumstances, separates the total impairment into credit and noncredit-related amounts.  The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligor of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Company’s intent to sell the security or whether it is more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.  The term OTTI is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Declines in the fair value of securities below their amortized cost basis that are deemed to be OTTI are carried at fair value.  Any portion of a decline in value associated with a credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income.  A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

As of September 30, 2009, the Company’s pooled trust preferred securities had an amortized cost of $1.1 million and an estimated market value of $111,000 which resulted in no impairment in the third quarter of 2009.  With the assistance of an investment consulting firm, the Company estimated the fair value of the security using a discounted cash flow method.  To determine the credit loss on this security, the investment consulting firm projected cash flows for the security and discounted the cash flows at a fixed rate equivalent to the swapped LIBOR floating rate currently in effect, plus the spread above LIBOR currently in effect, for the securities.  Based on this calculation, none of the total impairment was considered to be a credit loss.  The remaining change in fair market value of $15,000 is reflected in other comprehensive income, net of taxes of $6,000.  On a quarterly basis, the Company will continue to estimate the present value of cash flows expected to be collected over the life of the securities.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total Assets. At September 30, 2009, total assets were $352.7 million, an increase of $14.3 million, or 4.2%, compared to $338.4 million at December 31, 2008.

Cash and Cash Equivalents. Cash and cash equivalents were $17.8 million at September 30, 2009 compared to $12.2 million at December 31, 2008.  Interest-bearing demand deposits at other banks increased $3.1 million to $5.2 million at September 30, 2009 compared to $2.2 million at December 31, 2008.  Federal funds sold totaled $2.8 million at September 30, 2009 compared to $9,000 at December 31, 2008.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities and obligations of state and political subdivisions, with a relatively smaller investment in other securities including pooled trust preferred securities and Federal Family Education Loans (“FFELP”) collateralized asset-backed securities.  Total securities decreased by $15.5 million, or 12.0%, to $113.5 million at September 30, 2009 compared to $129.1 million as of December 31, 2008.  The primary reason for the decline was accelerated prepayments on mortgage backed securities and calls of callable agency bonds due to falling interest rates that occurred during the first nine months of 2009.

Loans.  Net loans increased $23.3 million, or 13.2%, to $199.7 million at September 30, 2009 compared to $176.4 million as of December 31, 2008.  During the first nine months of 2009 our primary growth was in construction loans, which grew $8.4 million to $13.9 million, and in one-to-four family real estate loans, which grew $4.7 million to $42.9 million, as of September 30, 2009.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Loan Loss Allowance.  The allowance for loan losses increased by $461,000, or 21.2%, to $2.6 million at September 30, 2009 compared to $2.2 million as of December 31, 2008. Asset quality remained steady throughout the first three quarters of 2009.   The quality of the Company’s loan portfolio continues to rely heavily on the resilience of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s financial condition and results of operations.

Non-performing assets (consisting of non-accrual loans and real estate owned) totaled $1.0 million at September 30, 2009 compared to $830,000 at December 31, 2008.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to the growth in the loan portfolio and, to a lesser extent, changes in economic conditions and changes in the mix of loans in the Bank’s portfolio.

Deposits. Total deposits increased by $21.1 million, or 11.3%, to $207.9 million at September 30, 2009 compared to $186.8 million as of December 31, 2008.  The majority of the growth in deposits for the first nine months of 2009 was in savings, interest checking and money market accounts which increased by $19.2 million or 23.4%, while demand deposits increased $1.7 million or 11.7%.

Borrowings.   During the first nine months of 2009, excess funds of $10.6 million were used to paydown advances from the Federal Home Loan Bank of Cincinnati (“FHLB”).  At September 30, 2009, FHLB advances totaled $28.0 million compared to $38.6 million at December 31, 2008.   Additionally, securities sold under agreements to repurchase totaled $8.0 million as of September 30, 2009 compared to $5.0 million as of December 31, 2008.  Total borrowings with other banks totaled $35.0 million at both September 30, 2009 and at December 31, 2008.

Shareholders’ Equity. Shareholders’ equity increased by $467,000 to $70.7 million as of September 30, 2009, compared to $70.3 million as of December 31, 2008.  The increase in shareholders’ equity was primarily due to earnings for the first nine months of 2009 and increases in accumulated other comprehensive income, which were partially offset by payments of dividends.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General.  Net income for the three months ended September 30, 2009 was $390,000.  Earnings for the third quarter of 2009 were positively impacted by an increase in net gains on mortgage loan sales and customer service fees.  During the third quarter of 2009, non-interest expense remained steady and net interest income remained stable.  During the third quarter of 2008, a net loss of $9.5 million was recorded which included the non-cash charge of $9.8 million pre-tax ($6.0 million after-tax) related to other-than-temporary impairment realized on investment grade perpetual callable preferred stock issued by Freddie Mac and Fannie Mae and a non-cash charge of $3.8 million pre-tax ($2.4 million after-tax) related to an other-than-temporary impairment realized on pooled trust preferred securities.  The Company also recorded $2.6 million pre-tax ($1.6 million after-tax) in realized losses from the sale of Fannie Mae perpetual preferred stock during the third quarter of 2008.

Net Interest Income.  The Company experienced a slight decrease in net interest income for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  Total interest income decreased by $285,000 or 6.2%, to $4.3 million for the three months ended September 30, 2009 compared to the prior year period.  Income on loans increased 22.2% to $2.9 million during the three months ended September 30, 2009 as the average outstanding balance increased by 21.8% or $34.7 million to $193.9 million, while the yield on the portfolio remained virtually unchanged from the same period one year ago.

Interest income on investment securities decreased by $794,000, or 36.9%, to $1.4 million from the same period one year ago as average balances decreased $30.4 million and average yields decreased 120 basis points.  The primary reason for the decline in average balances during the period was the write-down of investments due to other-than-temporary impairment, accelerated prepayments on mortgage backed securities due to falling interest rates and calls on higher yielding agency bonds which were significant during the period, thereby contributing to the decline in average balances and average yields.

Income on interest-bearing deposits at other banks decreased by 25.9% to $40,000 during the three months ended September 30, 2009 as the average outstanding balance increased by $5.7 million, to $8.9 million during the period, primarily due to utilization of excess funds from overnight borrowings.  The yield earned on deposits at other banks declined exponentially as excess funds were invested at low overnight rates in 2009, while a large portion of these funds were invested in certificates of deposit at other banks during the first quarter of 2008.

Total interest expense decreased by $240,000 or 13.3% to $1.6 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  The average balance of interest-bearing deposits increased 20.5% to $191.4 million for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.  Interest paid on interest-bearing deposits declined by $84,000, or 7.1%, to $1.1 million for the three month period ended September 30, 2009 as the average interest rate paid declined 131 basis points, primarily as a result of lower interest rates paid which were driven by the Federal Reserve’s actions to continue to lower the target fed funds rate throughout 2008.  Interest paid on FHLB advances and other borrowings decreased $163,000 or 55.1% while FHLB advances and other borrowings decreased to an average of $33.3 million at September 30, 2009, compared to $46.5 million as of September 30, 2008 and the average interest rate paid declined by 95 basis points, primarily due to the Federal Reserve’s actions to further lower the target fed funds rate in the second half of 2008.

Additionally, the Company’s leverage transaction that was initiated during the second quarter of 2008 added $329,000 of additional interest expense during the three months ended September 30, 2009, compared to $322,000 of additional interest expense for the same period of 2008.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2009 and 2008.

	Average Balance Sheet for the
	Three Months Ended September 30,
	2009			2008

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$8,870	$40	1.80%	$3,173	$54	6.77%
Loans	193,887	2,904	5.94%	159,227	2,377	5.94%
Investment securities	116,709	1,358	4.62%	147,093	2,152	5.82%
Other interest-earning assets	5,958	38	2.52%	4,231	42	3.95%
Total interest-earning assets	325,424	4,340	5.29%	313,724	4,625	5.86%

Noninterest-earning assets	22,440			15,719
Total	$347,864			$329,443

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$191,410	$1,097	2.27%	$158,876	$1,181	2.96%
FHLB advances and other borrowings	33,350	133	1.58%	46,532	296	2.53%
Long-term borrowings at other banks	35,000	329	3.73%	35,000	322	3.66%
Total Interest-Bearing Liabilities	259,760	1,559	2.38%	240,408	1,799	2.98%

Noninterest-bearing deposits	15,314			10,577
Other noninterest-bearing liabilities	2,492			2,894
Shareholders' equity	70,298			75,564

Total	$347,864			$329,443

Net Interest Income		$2,781			$2,826

Net Interest Margin			3.39%			3.58%

Interest rate spread			2.91%			2.89%

Average interest-earning assets to
average interest-bearing liabilities			125.28%			130.50%

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

	Three Months Ended
	September 30, 2009 Compared to September 30, 2008
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars In Thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(22)	$8	$(14)
Loans	527	-	527
Investment securities	415	(1,209)	(794)
Other interest-earning assets	(16)	12	(4)
Total Earning Assets	904	(1,189)	(285)

Interest paid on:
Interest bearing deposits	(746)	662	(84)
FHLB advances and other borrowings	87	(250)	(163)
Long-term borrowings at other banks	(18)	25	7
Total Interest-Bearing Liabilities	(677)	437	(240)
Net Interest Income	$1,581	$(1,626)	$(45)

Provision for Loan Losses.  The Company recorded a provision for loan losses of $180,000 for the three months ended September 30, 2009 compared to a provision of $193,000 for the three months ended September 30, 2008.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.

Non-interest Income. The following table summarizes non-interest income for the three months ended September 30, 2009 and 2008 and the percentage change for each category of income.

	Three Months Ended September 30,
	2009	2008	% Change
		(Dollars in thousands)
Non-interest Income
Customer service and other fees	$341	$308	10.71%
Loan servicing and other fees	19	13	46.15%
Net gains on mortgage loan sales	279	140	99.29%
Net gain (loss) on sales of available-for-sale securities	2	(2,584)	N/M
Other-than-temporary impairment on available-for-sale securities	-	(13,577)	100.00%
Commissions on insurance and brokerage	39	79	(50.63)%
Net loss on premises and equipment	(16)	-	(100.00)%
Other	7	3	133.33%
Total non-interest income	$671	$(15,618)	N/M

Non-interest income for the three months ended September 30, 2009 totaled $671,000 compared to a loss in non-interest income of $15.6 million for the three months ended September 30, 2008.  Non-interest income for the third quarter of 2009 benefited from an increase of $139,000 in net gains on sales of mortgage loans sold to the secondary mortgage loan market.  Additionally, income from customer related service fees increased by $33,000 during the third quarter of 2009.   These positive impacts to non-interest income were partially offset by a decline of $40,000 in insurance and brokerage commissions.

Total non-interest income was a loss of $15.6 million for the three months ended September 30, 2008, which was primarily attributable to the $13.6 million pre-tax ($8.4 million after-tax) charge for other-than-temporary impairments on investment securities and $2.6 million pre-tax ($1.6 million after-tax) of realized losses on the sale of investment securities.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended September 30, 2009 and 2008 and the percentage change for each expense category.

	Three Months Ended September 30,
	2009	2008	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$1,388	$1,508	(7.96)%
Net occupancy expense	166	128	29.69%
Equipment expense	174	175	(0.57)%
Data processing fees	195	194	0.52%
Professional fees	123	160	(23.13)%
Marketing expense	74	73	1.37%
Office expense	73	73	0.00%
Losses on foreclosed assets, net	13	-	100.00%
Insurance expense	19	21	(9.52)%
Mortgage loan outsourced servicing	5	10	(50.00)%
FDIC premiums and assessments	86	8	975.00%
Other	349	287	21.60%
Total non-interest expense	$2,665	$2,637	1.06%

Total non-interest expense was relatively flat at $2.7 million for the three months ended September 30, 2009 compared to $2.6 million for the three months ended September 30, 2008.  Non-interest expense for salaries and employee benefits declined during the third quarter of 2009 primarily due to a one-time reversal of previously recognized stock-based compensation expense related to the forfeiture of restricted stock and increased deferred loan costs, which were partially offset by higher commission costs and expenses resulting from stock awards related to the Company’s 2008 Equity Incentive Plan. FDIC premiums and assessments were higher as the result of an industry-wide increase in assessment rates for 2009 and the fact the Bank’s 2008 FDIC premiums were lower as the result of taking a one-time credit.  Other expenses were higher by $62,000, or 21.6%, due primarily to increased Tennessee franchise tax costs and expenses for stock awards for directors related to the Company’s 2008 Equity Incentive Plan.  The addition of a new branch facility and higher property tax and maintenance costs contributed to an increase in occupancy expense.  All other categories of non-interest expense incurred during the third quarter of 2009 remained consistent with non-interest expense incurred during the third quarter of 2008.

Income Taxes. Income tax expense for the three months ended September 30, 2009 was $217,000 compared to an income tax benefit for the three months ended September 30, 2008 of $6.1 million.   The federal effective income tax ratio (federal income taxes divided by income before taxes) was 35.7% for the third quarter of 2009.  The higher income tax expense for the three months ended September 30, 2009 was primarily due to increased income before income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General.  Net income for the nine months ended September 30, 2009 was $700,000.  Earnings for the third quarter of 2009 were positively impacted by an increase in net gains on mortgage loans sales and customer service fees.  During the nine months ended September 30, 2009, non-interest expense increased slightly and net interest income remained stable.  The net loss realized for the nine months ended September 30, 2008 was primarily due to a non-cash charge of $9.8 million pre-tax ($6.0 million after-tax) related to an other-than-temporary impairment realized on investment grade perpetual callable preferred stock issued by Freddie Mac and Fannie Mae and a non-cash charge of $3.8 million pre-tax ($2.4 million after-tax) related to an other-than-temporary impairment realized on pooled trust preferred securities.  We also recorded $2.6 million pre-tax ($1.6 million after-tax) in realized losses from the sale of investment securities.  These charges were recorded in non-interest income on the consolidated statement of operations.

Net Interest Income.  The Company experienced a slight decrease in net interest income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Total interest income decreased by $4,000 for the nine months ended September 30, 2009 compared to the prior year period.  Income on loans increased 25.4% to $8.3 million during the nine months ended September 30, 2009 as the average outstanding balance increased by 29.5% or $42.4 million to $186.2 million, while the yield on the portfolio decreased 19 basis points from the same period one year ago.

Interest income on investment securities decreased by $1.6 million, or 26.5%, to $4.4 million from the same period one year ago as average balances decreased $18.1 million and average yields decreased 88 basis points.  The primary reason for the decline in average balances during the period was the write-down of investment balances due to other-than-temporary impairment and accelerated prepayments on mortgage backed securities due to falling interest rates and calls on higher yielding agency bonds were significant during the period, thereby contributing to the decline in average balances and average yields.

Income on interest-bearing deposits at other banks decreased by 33.9% to $109,000 during the nine months ended September 30, 2009 as the average outstanding balance increased by $2.1 million, to $6.1 million during the period, primarily due to utilization of excess funds from overnight borrowings.  The yield earned on deposits at other banks declined substantially as excess funds were invested at low overnight rates in 2009, while a large portion of these funds were invested in certificates of deposit at other banks during the first quarter of 2008.

Total interest expense decreased slightly by $43,000 to $4.9 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  The average balance of interest-bearing deposits increased 19.2% to $186.2 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  Interest paid on interest-bearing deposits declined by $54,000, or 1.5%, to $3.5 million for the nine month period ended September 30, 2009 as the average interest rate paid declined 52 basis points, primarily as a result of lower interest rates paid due to the Federal Reserve’s actions to lower the target fed funds rate throughout 2008.  Interest paid on FHLB advances and other borrowings decreased $339,000 or 45.6% while FHLB advances and other borrowings decreased to an average of $32.8 million at September 30, 2009, compared to $38.1 million as of September 30, 2008 and the average interest rate paid declined by 96 basis points, primarily due to the Federal Reserve’s actions to further lower the target fed funds rate in the second half of 2008.

Additionally, the Company’s leverage transaction that was initiated during the second quarter of 2008 added $979,000 of additional interest expense during the nine months ended September 30, 2009, compared to $543,000 of additional interest expense for the same period of 2008.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2009 and 2008.

	Average Balance Sheet for the
	Nine Months Ended September 30,
		2009			2008

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$6,123	$109	2.37%	$3,974	$165	5.55%
Loans	186,239	8,257	5.93%	143,833	6,586	6.12%
Investment securities	121,339	4,371	4.82%	139,410	5,949	5.70%
Other interest-earning assets	5,702	105	2.46%	4,392	146	4.44%
Total interest-earning assets	319,403	12,842	5.38%	291,609	12,846	5.88%

Noninterest-earning assets	21,245			13,520
Total	$340,648			$305,129

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$186,170	$3,494	2.51%	$156,178	$3,548	3.03%
FHLB advances and other borrowings	32,795	405	1.65%	38,084	744	2.61%
Long-term borrowings at other banks	35,000	979	3.74%	19,671	543	3.69%
Total Interest-Bearing Liabilities	253,965	4,878	2.57%	213,933	4,835	3.02%

Noninterest-bearing deposits	14,460			9,915
Other noninterest-bearing liabilities	2,415			2,753
Shareholders' equity	69,808			78,528

Total	$340,648			$305,129

Net Interest Income		$7,964			$8,011

Net Interest Margin			3.33%			3.67%

Interest rate spread			2.81%			2.87%

Average interest-earning assets to
average interest-bearing liabilities			125.77%			136.31%

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

	Nine Months Ended
	September 30, 2009 Compared to September 30, 2008
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(666)	$610	$(56)
Loans	1,931	(260)	1,671
Investment securities	(463)	(1,115)	(1,578)
Other interest-earning assets	197	(238)	(41)
Total Earning Assets	999	(1,003)	(4)

Interest paid on:
Interest bearing deposits	(480)	426	(54)
FHLB advances and other borrowings	(21)	(318)	(339)
Long-term borrowings at other banks	2,778	(2,342)	436
Total Interest-Bearing Liabilities	2,277	(2,234)	43
Net Interest Income	$(1,278)	$1,231	$(47)

Provision for Loan Losses.  For the nine months ended September 30, 2009, we recorded a provision for loan losses of $507,000 compared to a provision of $550,000 for the nine months ended September 30, 2008.

Non-interest Income. The following table summarizes non-interest income for the nine months ended September 30, 2009 and 2008 and the percentage change for each category of income.

	Nine Months Ended September 30,
	2009	2008	% Change
		(Dollars in thousands)
Non-interest Income
Customer service and other fees	$918	$885	3.73%
Loan servicing and other fees	50	34	47.06%
Net gains on mortgage loan sales	977	467	109.21%
Net loss on sales of available-for-sale securities	7	(2,548)	N/M
Other-than-temporary impairment on available-for-sale securities	-	(13,577)	100.00%
Net gain on sales of assets-held-for sale	-	295	(100.00)%
Commissions on insurance and brokerage	101	229	(55.90)%
Net loss on premises and equipment	(17)	(37)	54.05%
Other	20	24	(16.67)%
Total non-interest income	$2,056	$(14,228)	N/M

Non-interest income for the nine months ended September 30, 2009 totaled $2.1 million compared to a loss in non-interest income of $14.2 million for the nine months ended September 30, 2008.  Non-interest income for the first nine months of 2009 benefited from an increase of $510,000 in net gains on sales of mortgage loans sold to the secondary mortgage loan market.  Additionally, income from customer related service fees increased during the first nine months of 2009.   These positive impacts to non-interest income were somewhat offset by a decline of $128,000, or 55.9%, in insurance and brokerage commissions.  Results for the first nine months of 2008 were positively impacted by gains on the sale of other assets held for sale of $295,000 ($182,000, net of tax), the majority of which was related to the sale of the Bank’s former headquarters in March 2008.

Non-interest Expense. The following table summarizes non-interest expense for the nine months ended September 30, 2009 and 2008 and the percentage change for each expense category.

	Nine Months Ended September 30,
	2009	2008	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$4,380	$4,453	(1.64)%
Net occupancy expense	504	368	36.96%
Equipment expense	494	463	6.70%
Data processing fees	679	575	18.09%
Professional fees	355	485	(26.80)%
Marketing expense	238	206	15.53%
Office expense	219	214	2.34%
Losses on foreclosed assets, net	21	3	600.00%
Insurance expense	59	65	(9.23)%
Mortgage loan outsourced servicing	23	36	(36.11)%
FDIC premiums and assessments	405	29	1,296.55%
Other	1,064	805	32.17%
Total non-interest expense	$8,441	$7,702	9.59%

Total non-interest expense increased $739,000, or 9.6% to $8.4 million for the nine months ended September 30, 2009 as compared to the same period in 2008.  FDIC premiums and assessments increased by $376,000 for 2009 related to an industry-wide increase in assessment rates and a one-time special assessment which occurred June 30, 2009.  FDIC premium costs for 2008 were minimal as a result of utilization of a one-time credit.  Other expenses increased $259,000, or 32.2% primarily due to an increased Tennessee franchise tax costs and expenses for stock awards for directors related to the Company’s 2008 Equity Incentive Plan.  The addition of a new branch facility and higher property tax and maintenance costs contributed to an increase of occupancy expense.  Data processing fees increased $104,000, or 18.1%, due to expanded service offerings and increased volumes related to account growth.  Salaries and employee benefits cost declined $73,000, or 1.6% due to a one-time reversal of previously recognized stock-based compensation expense related to the forfeiture of restricted stock and increased deferred loan costs, which were partially offset by higher commission costs related to mortgage loan sales and expenses resulting from stock awards related to the Company’s 2008 Equity Incentive Plan.  Professional fees declined $130,000, or 26.8%, primarily due to lower audit and tax expense resulting from changing our external auditors during the second half of 2008 and lower consulting fees incurred during 2009.

Income Taxes. Income tax expense for the nine months ended September 30, 2009 was $372,000 compared to an income tax benefit for the nine months ended September 30, 2008 of $6.1 million.   The federal effective income tax ratio (federal income taxes divided by income before taxes) was 34.7% for the first nine months of 2009.  The higher income tax expense for the nine months ended September 30, 2009 was primarily due to increased income before income taxes.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, borrowings from the Federal Home Loan Bank of Cincinnati, borrowings from the Federal Reserve and borrowings from other financial institutions. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents, which includes interest-bearing deposits at other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $17.8 million. Securities classified as available-for-sale, totaling $113.5 million at September 30, 2009, provide additional sources of liquidity. In addition, at September 30, 2009, our maximum collateral borrowing capacity was approximately $69.6 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2009, we had $28.0 million of Federal Home Loan Bank advances outstanding.   As of September 30, 2009, the Bank also had a maximum borrowing capacity of $49.6 million with the Federal Reserve with no balance outstanding.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

The following table includes the Bank’s capital ratios as of September 30, 2009:

Tier 1 Core Capital (to adjusted total assets)	12.05%
Tangible Equity Ratio (to tangible assets)	12.05%
Tier 1 Risk-Based Capital (to risk-weighted assets)	16.75%
Total Risk-Based Capital (to risk-weighted assets)	17.53%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $0.15 during the first three quarters of 2009.  The dividend payout ratio for the first nine months of 2009, representing dividends per share divided by diluted earnings per share, was 100%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the nine months ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at September 30, 2009, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 25, 2009.

Item 4T.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2009, the Company was not a party to any pending legal proceedings.  At September 30, 2009, First Federal Savings Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 25, 2009.  As of September 30, 2009, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s board of directors has authorized a stock repurchase program.  The stock repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders.  Under the stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares or 5.0%, of the Company’s outstanding common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the most recent fiscal quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
July 1, 2009 to July 31, 2009	8,200	$9.50	8,200	189,684
August 1, 2009 to August 31, 2009	9,700	10.075	9,700	179,984
September 1, 2009 to September 30, 2009	3,134	10.250	3,134	176,850
Total	21,034	$9.877	21,034	176,850

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

FIRST ADVANTAGE BANCORP

Dated: November 12, 2009	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: November 12, 2009	By: /s/Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer