Form 10-K
period 2009-12-31
First Advantage Bancorp
filed 2010-03-05
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act:                                                                                                None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___   No    X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ___ No    X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X       No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ___    No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer [ ]	Accelerated filer [ ]
	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No    X
As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock on the Nasdaq Global Market, was approximately $42.09 million.

The number of shares outstanding of the registrant’s common stock as of March 3, 2010 was 5,171,395.

DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders of First Advantage Bancorp, to be held on May 19, 2010, are incorporated by reference in Part III of this Form 10-K.

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

First Federal is a federally chartered savings bank originally founded in 1953 and headquartered in Clarksville, Tennessee.  The Bank operates as a community-oriented financial institution offering traditional financial services to customers and businesses in the Bank’s primary market area.  First Federal attracts deposits from the general public and uses those funds to originate one-to-four family mortgage loans, nonresidential real estate loans, construction loans (including speculative construction loans) commercial business loans and land loans, and, to a lesser extent, multi-family loans and consumer loans.

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

Market Area

We consider Montgomery County, Tennessee and the surrounding areas to be our primary market area.    The top employment sectors in the county are currently the services industry, wholesale/retail trade and government and manufacturing, which are likely to continue to be supported by the projected growth in population and median household income.

The economy of Montgomery County is significantly influenced by Fort Campbell, a nearby U.S. Army installation, and Austin Peay State University, one of the county’s top employers and one of the fastest growing universities in Tennessee, with an enrollment of approximately 10,100 students, and by the county’s proximity to Nashville, Tennessee.  A growing number of young military retirees from Fort Campbell and the expanding Austin Peay State University community, as well as an increased number of commuters to the Nashville metropolitan area, have created a housing demand that currently supports lending activities in our primary market area.  Additionally, during the fourth quarter of 2008, Hemlock Semiconductor LLC (“HSC”), a polycrystalline silicon manufacturer, announced plans to construct and operate a new state-of-the-art $1.2 billion manufacturing facility in Clarksville. Upon completion of the initial investment, the Clarksville site is expected to employ more than 500 people, and will employ up to 800 when expanded.  It is anticipated that construction of the HSC facility will also employ 1,000 construction workers during the next five to seven years.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 12.2% of the FDIC-insured deposits in Montgomery County, Tennessee.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

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

Lending Activities

The largest segment of our loan portfolio is real estate mortgage loans, primarily one-to-four family residential loans and nonresidential real estate loans.  The other significant segments of our loan portfolio are construction loans, primarily one-to-four family construction loans (including speculative construction loans), multi-family loans, commercial business loans and land loans.  To a lesser degree, we also originate consumer loans.  We originate loans for investment purposes, although we generally sell a substantial majority of our one-to-four family residential loans into the secondary market with servicing released.

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

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that typically ranges from one to three years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to a percentage above the three or five year U.S. Treasury index.  The maximum amount by which the interest rate may be increased or decreased is generally two percentage points per adjustment period and the lifetime interest rate cap is generally six percentage points over the initial interest rate of the loan.  We sell with servicing released a substantial majority of all one-to-four family loans we originate.

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

At December 31, 2009, our largest nonresidential real estate loan had an outstanding balance of $4.3 million ($3.0 million of which was a participation loan with an outstanding balance of $1.3 million).  This loan, which was originated in October 2008 and is secured by business assets and a deed of trust, was performing in accordance with its original terms at December 31, 2009.

Construction Loans. We originate construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes.  Interest rates on these loans are generally tied to the prime lending rate.  We generally may finance up to 75% to 80% of the appraised value of the completed property.  We also offer construction loans for the financing of one-to-four family and multiple family homes, which may convert into permanent loans at the end of the construction period.  We generally require a maximum loan-to-value ratio of 80% for construction loans on owner occupied homes.  We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.  At December 31, 2009, our largest non-speculative construction loan commitment was for $5.0 million, $4.6 million of which was also our largest outstanding balance on a non-speculative construction loan.   This loan commitment, which was originated in September 2009, related to a participation loan for a warehouse expansion located in Portland, Tennessee.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination.  At December 31, 2009, we had approved commitments for speculative construction loans of $19.7 million, of which $11.3 million was outstanding.  We require a maximum loan-to-value ratio of 80% for speculative construction loans.  We believe we have implemented strict underwriting requirements for speculative construction loans to help ensure that loans are made to a limited group of reputable, financially sound builders and for feasible projects having an adequate demand to facilitate the sale of the properties within an acceptable period of time.  Each month we monitor the total number of speculative units under construction, the number of units with each builder, and the number of units within each subdivision.  At December 31, 2009, our largest aggregate speculative construction loan commitment to a single builder was for $2.2 million, of which $416,000 was outstanding.  This relationship consists of two loans that were originated in February and November of 2009, respectively, and are secured by first mortgages on 10 single family residences under construction and the underlying lots. These loans were performing in accordance with their original terms at December 31, 2009.

Land Loans.  We originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions.  Land loans are generally interest-only loans for a term of up to three years (one year to develop the property and approximately two years to liquidate the lots with a minimum principal reduction required annually and with repayment in full resulting from the sale of the improved property.  At December 31, 2009, our largest land loan had an outstanding balance of $5.8 million ($1.5 million of which was a participation loan) and had an outstanding balance of $4.3 million.  This loan, which was originated in November 2009 and is secured by approximately 303 acres of undeveloped land, was performing in accordance with its original terms at December 31, 2009.

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

Consumer Loans.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our stated capital and reserves.    At December 31, 2009, our largest lending relationship and our largest outstanding loan balance to one borrower was $6.6 million, which was comprised of land, one-to-four family residential mortgage and commercial loans secured by real estate.  This loan was performing according to its original terms at December 31, 2009.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, collateralized mortgage obligations and mortgage-backed securities.  Within certain regulatory limits, we may also invest a portion of our assets in other permissible securities.  As a member of the Federal Home Loan Bank of Cincinnati, we also are required to maintain an investment in Federal Home Loan Bank of Cincinnati stock.

At December 31, 2009, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, including debt securities issued by government sponsored enterprises, municipal and other bonds, collateralized mortgage obligations and corporate debt securities.

We invest in callable securities.  Our callable securities, with a fair market value of $16.7 million at December 31, 2009, consist of U.S. government agency bonds and securities that are callable beginning in periods ranging from one to two years, corporate debt securities that are callable at periods ranging from one to three years, and state and political subdivision bonds that are callable beginning in periods ranging from two to eight years. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities.  Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

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

Personnel

As of December 31, 2009, we had 80 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit.  We believe that our relationship with our employees is good.

Subsidiaries

First Federal Savings Bank has one subsidiary, First Financial Mortgage Corp., which was inactive at December 31, 2009.  On December 19, 2007, First Financial Mortgage Corp. conveyed its only remaining tangible asset, the Blue Hole Lodge, to First Advantage Bancorp for the sum of $200,000.   Acquired in 2001 as a meeting and training center, the Blue Hole Lodge property consists of approximately five acres with an improved lodge building.  Acquisition and improvement costs totaled approximately $1.3 million.  As of December 31, 2009, the property had been written down to $200,000, which is the estimated fair market value of the land only.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2009, First Federal met each of these capital requirements. See note 13 to the consolidated financial statements beginning on page F-1 of this annual report.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  As of December 31, 2009, First Federal maintained 95.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 prohibits a company from making loans to its executive officers and directors.  However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, First Federal’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities under such persons’ control, is limited.  The law restricts both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain board approval procedures to be followed.  Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  There are additional restrictions applicable to loans to executive officers.  For information about transactions with our directors and officers, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

Assessments.  Federal savings banks and holding companies are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio.   The Office of Thrift Supervision assessments paid by First Federal for the year ended December 31, 2009 totaled $448,000.

Insurance of Deposit Accounts. First Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 included $155,000 recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Company paid $1.1 million in prepaid risk-based assessments, which included $68,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $1.0 million in pre-paid deposit insurance is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009.

FDIC insurance expense totaled $448,000 and $74,000 in 2009 and 2008, respectively. FDIC expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments.  Additionally, FDIC expense for 2008 was unusually low due to the utilization of a one-time credit.

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

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Prompt Corrective Regulatory Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Temporary Liquidity Guarantee Program.  In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts  held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). The Company elected to participate in both guarantee programs and did not opt out of the six-month extension of the transaction account guarantee program. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six-month extension period in 2010, the fee assessment increases to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.

Troubled Asset Relief Program Capital Purchase Program.  On October 14, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”).  At that time, Secretary of the Department of the Treasury announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On November 12, 2008, the Company announced that it would not apply for funds available through the TARP Capital Purchase Program.

Depositor Preference.  The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, First Federal is the only insured depository institution controlled by the Company for this purpose. However, if the Company were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

Financial Privacy.  The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering and the USA Patriot Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as First Federal. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation.  The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Regulatory Reform.  In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies such as First Advantage Bancorp so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage in transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Incentive Compensation.  On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Other Legislative and Regulatory Initiatives.  In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or First Federal could have a material effect on the business of the Company.

Federal Home Loan Bank System.  First Federal is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  First Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater.  At December 31, 2009, First Federal complied with this requirement with an investment in Federal Home Loan Bank stock of $3.0 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts).  At December 31, 2009, the regulations provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  First Federal Savings Bank complies with the foregoing requirements.

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

Federal Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2005.  For 2009, First Federal’s maximum federal income tax rate was 34.0%.

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

Executive Officers of the Registrant

The following individuals serve as executive officers of the Company and the Bank:

Name	Position
Earl O. Bradley, III	Chief Executive Officer
John T. Halliburton	President
Patrick C. Greenwell	Chief Financial Officer and Corporate Secretary
Franklin G. Wallace	Chief Information Officer – First Federal Savings Bank
Jon R. Clouser	Chief Lending Officer – First Federal Savings Bank

Below is information regarding our executive officers who are not also directors.  Ages presented are as of December 31, 2009.

Patrick C. Greenwell has been Chief Financial Officer of First Federal Savings Bank since 2005.  Before joining First Federal Savings Bank, Mr. Greenwell was Senior Vice President, Information Systems with Wachovia Bank.  Age 51.

Franklin G. Wallace has served as the Chief Information Officer of First Federal Savings Bank since 2005.  Before joining First Federal Savings Bank, Mr. Wallace was a Senior Vice President at Old National Bank (formerly Heritage Bank).  Age 59.

Jon R. Clouser has served as the Chief Lending Officer of First Federal Savings Bank since March 2007.  From March 2003 to March 2007, Mr. Clouser was an Executive Vice President of Cumberland Bank and Trust.  Mr. Clouser also served as a Senior Vice President of Old National Bank (formerly Heritage Bank) from 1990 to March 2003.  Age 56.

Item 1A.                 RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Since December 2007 and continuing through 2009, business activity across a wide range of industries and regions in the United States has been greatly reduced and local governments and many businesses are in serious difficulty due to decreased consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Market conditions have also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.

Our financial performance, in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate.  Overall, during 2009, the business environment has been adverse for many households and businesses in the United States and worldwide and it is expected that such business environment will continue to deteriorate for the foreseeable future. While the business environment in Montgomery County, Tennessee, and the markets in which we operate have been less adverse than in the United States as a whole, a continued overall economic downturn could eventually have a negative affect in our market area.  Such conditions could adversely affect the credit quality of our loans, results of operations and our financial condition.

Our core earnings are weak, which we expect will continue for the foreseeable future.

  During 2009 our net interest income was marginally sufficient to cover our non-interest expense.  From 2004 through 2007 our net interest income was insufficient to cover our non-interest expense and we were only able to report a profit in periods in which we had significant non-recurring income.  In order to achieve consistent profitability, we intend to grow to a sufficient size to offset our expenses.  However, we may not be able to successfully do so.  In addition, when we open new branch offices, we may not be able to increase our earnings in the short term or within a reasonable period of time, if at all.  Building and staffing new branch offices will increase our operating expenses. Numerous factors affect our ability to open new branch offices, such as our ability to select suitable locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits.  It takes time for a new branch office to generate significant deposits and loan volume to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs and we may not be successful in increasing the volume of our loans and deposits by expanding our branch network.  Furthermore, we will continue to incur additional expenses as a result of operating as a public company and from the implementation of new equity benefit plans for which we began incurring expenses in August of 2008.  We may not be successful in significantly improving our earnings capacity in the near future, if at all.  For more information on our operating results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as Federal Home Loan Bank of Cincinnati advances, the Federal Reserve Discount Window, federal funds purchased and other sources. We utilize these noncore funding sources to fund our ongoing operations and growth. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including First Federal, this would place increased pressure on other wholesale funding sources.

Fluctuations in interest rates may hurt our earnings and asset value.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

Special Federal Deposit Insurance Corporation assessments and increased base assessment rates by the Federal Deposit Insurance Corporation will decrease our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the Deposit Insurance Fund.  As a result, the Federal Deposit Insurance Corporation  has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009.  Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components.  These increases in the base assessment rate will increase our deposit insurance costs and negatively impact our earnings.  In addition, in May 2009, the Federal Deposit Insurance Corporation  imposed a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.  The assessment was collected on September 30, 2009.  Based on our assets and Tier 1 capital as of June 30, 2009, our special assessment was approximately $155,000.  The special assessment decreased our earnings.  In addition, the Federal Deposit Insurance Corporation may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the Federal Deposit Insurance Corporation will further decrease our earnings.

We could be subject to valuation and extension risk related to the Federal Reserve ending its program to purchase mortgage-backed securities backed by Fannie Mae, Freddie Mac and Ginnie Mae.

On November 25, 2008, the Federal Reserve announced that it would initiate a program to purchase $100.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500.0 billion in mortgage-backed securities backed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”). The Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. On March 18, 2009, the Federal Open Market Committee (“FOMC”) announced the expansion of the Federal Reserve’s program to purchase up to $1.25 trillion of mortgage-backed securities.  On September 23, 2009, the FOMC announced that the Federal Reserve would gradually slow the pace of purchases, anticipating that they would be complete by the end of first quarter 2010.  Recent FOMC pronouncements have confirmed that intention.  The planned withdrawal of the Federal Reserve from the market for mortgage-backed investments could cause mortgage rates to rise and the price of mortgage-backed securities to fall, which would negatively impact the valuation of our investments in mortgage-backed securities and increase extension risk on those investments.  Valuation risk is the risk that prices for mortgage-backed investments could decline as mortgage rates increase.  Extension risk is the cash flow risk resulting from the possibility that fewer borrowers will prepay or refinance their loans as interest rates in the mortgage market increase.  This could result in lowering the bank’s capital due to declines in mark-to-market valuations and our net interest margin could be negatively impacted by holding relatively lower yielding investments for a longer than anticipated period.

Our balance sheet leverage transactions are subject to reinvestment and interest rate risks.

On April 30, 2008 we entered into two balance sheet leverage transactions, utilizing structured repurchase agreements, which totaled $35 - million.  $25 - million of the borrowings have call options ranging from two to three years after origination, with final maturities ranging from five to ten years if they are not called.  Collateral for the borrowings consists of U. S. Agency pass-through Mortgage Backed Securities (the “Securities”).  Borrowing rates as of the report date are substantially lower than when the leverage transaction was originated.  If borrowing rates remain at or near current low levels for two to three years it is possible that the structured repurchase agreement borrowings will not be called and the bank will be paying above market rates for borrowings for an extended period of time.  Additionally, the recent decrease in mortgage rates has increased the amount of mortgages being refinanced.  Prepayment of the mortgages that are collateral for the securities used in the structured repurchase agreement could require us to substitute additional collateral if the minimum collateral level is not maintained.   The Bank may not have suitable collateral in the portfolio to substitute at the time and would have to purchase additional securities at market prices.  Additional purchases would likely be reinvested in much lower yielding investments.  Both factors discussed here could contribute to a mismatch in terms of the effective duration of both the borrowings and the Securities and would negatively impact the anticipated spread on the leverage transaction.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

New lines of business or new products and services may subject us to additional risks.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

A downturn in the local economy or a decline in real estate values could hurt our profits.

A large majority of our loans are secured by real estate in Montgomery County, Tennessee, and the surrounding areas.  As a result of this concentration, a downturn in the local economy could significantly increase nonperforming loans, which would hurt our profits.  Historically, Fort Campbell, a nearby U.S. Army installation, has played a significant role in the economy of our primary market area.  Future deployments would dampen economic activity. Furthermore, a decline in real estate values could lead to some of our mortgage loans becoming inadequately collateralized, which would expose us to greater risk of loss.  Additionally, a decline in real estate values could hurt our portfolio of construction loans, nonresidential real estate loans, and land loans and could reduce our ability to originate such loans.  For a discussion of our primary market area, see Item 1, “Business—Market Area.”

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

Our information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

We continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Our operations rely on certain external vendors.

The Company is reliant upon certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. Accordingly, the Company’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

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

We may not continue to pay dividends on our common stock in the future.

Holders of First Advantage Bancorp common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although First Advantage has established a pattern of declaring quarterly cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of First Advantage Bancorp’s common stock. Also, First Advantage Bancorp is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations.

An investment in our common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties and material misrepresentations could negatively impact our financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Item 1B.                      UNRESOLVED STAFF COMMENTS

None.

Item 2.                      PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2009.

Location	Year Opened	Approximate Square Footage	Status

Main Office: 1430 Madison Street Clarksville, Tennessee 37040	2006	17,000	Owned

Branch Offices: Tradewinds Branch 1929 Madison Street Clarksville, Tennessee 37043	2007	2,300	Owned

New St. Bethlehem Branch (1) 2070 Wilma Rudolph Boulevard Clarksville, Tennessee 37043	2009	4,000	Owned

North Clarksville Branch 1800 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1996	8,000	Owned

Riverbend Branch (2) 1265 Highway 48 Clarksville, Tennessee 37040	2009	2,100	Leased

ATM Site 1193 & 1195 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1984	N/A	Owned

Other Properties: Commercial Lot (3) Pleasant View, Tennessee 37040	N/A	N/A	Owned

St. Bethlehem Branch (3) 2141 Wilma Rudolph Boulevard Clarksville, Tennessee 37040	1985	4,600	Owned

Downtown (Drive-Thru Only) (3) 224 N. 2nd Street Clarksville, Tennessee 37042	1995	600	Owned

Blue Hole Lodge (4) 661 Dunbar Cave Road Clarksville, Tennessee 37043	N/A	N/A	Owned

(1)      The new St. Bethlehem Branch opened in February 2009.  The former St. Bethlehem branch was closed concurrent with the opening of the new branch.
(2)      The Riverbend Branch opened in March 2009.  The premise is leased from a related party (a partnership whose partners include one director of the Company.).
(3)      Former branch office location.
(4)	See Item 1, “Business—Subsidiaries” for more information about this property.

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

Item 4.              RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FABK.”   The following table sets forth the high and low intra-day sales prices of First Advantage Bancorp’s common stock for each quarter of 2009 and 2008, as reported by Nasdaq, and the cash dividends paid per share.

			Cash
			Dividends
2009	High	Low	Paid

First Quarter	$10.25	$9.00	$0.05
Second Quarter	9.88	8.96	0.05
Third Quarter	10.50	9.20	0.05
Fourth Quarter	10.75	10.20	0.05

			Cash
			Dividends
2008	High	Low	Paid

First Quarter	$12.00	$10.54	$-
Second Quarter	12.50	11.01	-
Third Quarter	12.97	9.60	-
Fourth Quarter	10.58	9.23	0.05

As of December 31, 2009, there were 5,264,683 shares of the Company’s common stock issued and 5,171,395 shares of the Company’s common stock outstanding.  Such shares were held by approximately 659 holders of record as of December 31, 2009.  The closing price per share of the Company’s common stock on December 31, 2009, the last trading day of the Company’s fiscal year, was $10.61.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
2008 Executive Incentive Plan - options	517,337	$10.29	14,131
2008 Executive Incentive Plan - restricted stock	210,587	-	-
Total plans approved by stockholders	727,924	$10.29	14,131
Total plans not approved by stockholders	-	$-	-
Total equity compensation plans	727,924	$10.29	14,131
See further discussion in note 14 of the Consolidated Financial Statements.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fourth quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
October 1, 2009 to October 31, 2009	-	$-	-	176,850
November 1, 2009 to November 30, 2009	-	-	-	176,850
December 1, 2009 to December 31, 2009	300	10.25	300	176,550
Total	300	$10.25	300	176,550

Item 6.              SELECTED FINANCIAL DATA

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Financial Condition Data:
Total assets	$344,224	$338,404	$253,403	$213,419	$220,725
Cash and due from banks	9,204	7,991	3,209	1,754	2,415
Interest-bearing deposits and time deposits at other banks	1,686	4,243	970	5,631	8,746
Federal funds sold	975	9	4,897	9,364	9,000
Available-for-sale securities, fair value	98,736	129,076	112,817	83,519	67,866
Loans available-for-sale	2,265	866	1,867	1,400	777
Loans receivable, net	211,137	176,412	115,959	98,370	120,063
Deposits	216,240	186,807	169,854	176,609	171,140
Federal Home Loan Bank advances and borrowings at other banks	48,000	73,550	-	-	12,159
Total equity	70,526	70,261	79,505	32,889	32,535

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:	(Dollars in thousands)
Interest and dividend income	$17,232	$17,285	$13,253	$12,406	$12,719
Interest expense	6,367	6,602	6,016	5,153	3,979
Net interest income	10,865	10,683	7,237	7,253	8,740
Provision (credit) for loan losses	868	685	(364)	(736)	91
Net interest income after provision (credit) for loan losses	9,997	9,998	7,601	7,989	8,649
Non-interest income (1) (3) (4) (5)	1,649	(13,796)	1,987	2,536	12,006
Non-interest expense (2)	11,151	10,145	10,060	9,525	11,689
Income (loss) before provision (credit) for income taxes	495	(13,943)	(472)	1,000	8,966
Provision (credit) for income taxes	135	(5,848)	(217)	375	3,426
Net income (loss)	$360	$(8,095)	$(255)	$625	$5,540
______________
(1)	In 2005, includes gains on sales of securities of $9.6 million and $1.1 million from the sale of restricted assets.
(2)	In 2005, includes a data processing termination penalty fee of $832,000.
(3)	In 2007, includes net loss on sale of securities of $301,000 and other-than-temporary impairment charges of $282,000.
(4)	In 2008, includes net loss on sale of securities of $2.7 million and other-than-temporary impairment charges of $13.6 million.
(5)	In 2009, includes other-than-temporary impairment charges of $1.1 million.

	At or for the Year Ended December 31,
Selected Financial Ratios and Other Data	2009		2008		2007		2006		2005

Performance Ratios:
Return on average assets	0.10%		(2.60)%		(0.12)%		0.29%		2.44
Return on average equity	0.51		(10.65)		(0.69)		1.90		16.71
Interest rate spread (1)	2.86		2.86		2.76		3.04		3.53
Net interest margin (2)	3.37		3.60		3.45		3.60		3.97
Other expenses to average assets	3.24		3.26		4.56		4.49		5.15
Efficiency ratio (3)	89.11		(325.89)		109.06		97.30		56.34
Average interest-earning assets to average interest-bearing liabilities	1.26	x	1.33	x	1.24	x	1.22	x	1.25
Average equity to average assets	20.38%		24.41%		16.67%		15.48%		14.61

Capital Ratios (Bank only):
Tangible capital	13.08%		12.86%		20.98%		15.18%		13.87
Core capital	13.08		12.86		20.98		15.18		13.87
Total risk-based capital	19.87		22.49		35.31		28.02		23.91

Asset Quality Ratios:
Allowance for loan losses as a percent of nonperforming loans	200.50%		262.00%		180.62%		46.88%		110.66
Net charge-offs to average outstanding loans during the period	0.12		0.01		0.14		0.36		0.09
Non-performing loans as a percent of total loans	0.66		0.46		0.71		4.29		2.31
Non-performing assets as a percent of total assets	0.5		0.25		0.33		2.47		1.53

Other Data:
Number of offices (4)	5		5		5		5		5
Number of deposit accounts	12,872		12,052		11,907		13,247		12,848
Number of loans	1,823		1,587		1,395		1,565		1,590

_______________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	For 2005 through 2008 includes a limited service office with drive-thru and ATM services only.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of First Advantage Bancorp or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.
•	Volatility and disruption in national and international financial markets.
•	Government intervention in the U.S. financial system.
•	Changes in the level of non-performing assets and charge-offs.
•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Office of Thrift Supervision and to the Federal Reserve.
•	Inflation, interest rate, securities market and monetary fluctuations.
•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.
•	Political instability.
•	Acts of God or of war or terrorism.
•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
•	Changes in consumer spending, borrowings and savings habits.
•	Changes in the financial performance and/or condition of the Company’s borrowers.
•	Technological changes.
•	Acquisitions and integration of acquired businesses.
•	The ability to increase market share and control expenses.
•	Changes in the competitive environment among financial holding companies and other financial service providers.
•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.
•
The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2009 and 2008 and results of operations for each of the years in the two-year period ended December 31, 2009. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements.

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

Other-Than-Temporary Impairment.  Management periodically evaluates the Company’s investment securities portfolio for other-than-temporary impairment.  If a security is considered to be other-than-temporarily impaired, the related unrealized loss is charged to earnings, and a new cost basis is established.  Factors considered include the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and forecasted performance of the security issuer.  Impairment is considered other-than-temporary unless the Company has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary.  However, for equity securities, which typically do not have a contractual maturity with a specified cash flow on which to rely, the ability to hold an equity security indefinitely, by itself, does not allow for avoidance of other-than-temporary impairment.  Future changes in management’s assessment of other-than-temporary impairment on its securities could result in significant charges to earnings in future periods.  See note 4 to the consolidated financial statements beginning on page F-1 of this annual report.

Operating Strategy

Under the leadership of our current senior management team, the majority of which was assembled in 2005, our long-term focus is to operate and grow a profitable community-oriented financial institution. We plan to achieve this objective by pursuing a strategy of:

•	improving our policies and procedures and internal control and information systems;

•
utilizing what we believe are conservative underwriting practices to pursue nonresidential real estate and commercial business lending opportunities with a focus on small businesses and construction lending opportunities in our primary market area, including speculative construction lending opportunities;

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

Improving our policies and procedures and internal control and information systems

We continue to improve our policies and procedures and will make further improvements to internal controls in order to maintain compliance with the provisions of the Sarbanes-Oxley Act of 2002.  In December of 2007 our board of directors adopted a new loan policy, effective January 1, 2008, which we believe will supply the proper structure for the Bank’s increased emphasis on small business, non-residential real estate and commercial lending and also support the Bank’s future growth.

Utilizing what we believe are conservative underwriting practices to pursue in our primary market area nonresidential real estate and commercial business lending opportunities with a focus on small businesses and construction lending, including speculative construction lending opportunities.

We believe that high asset quality is a key to long-term financial success. Under the leadership of our management team, we believe we have implemented conservative loan underwriting standards. We intend to continue to pursue construction lending and nonresidential real estate and commercial business lending opportunities in our primary market area in accordance with those underwriting standards. We believe the demographics of our primary market area, particularly a relatively young and growing population, provides such opportunities.  Over the past five years the bank has experienced no losses on speculative construction lending.

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

Maintaining a stable core deposit base and providing remarkable customer service to attract and retain customers

Core deposits (deposit accounts other than certificates of deposit) were up 32.2% for the year ended December 31, 2009 due to a program we developed to attract and retain customer relationships.  We value core deposits because they represent longer term customer relationships and a lower cost of funding compared to certificates of deposit. We seek to maintain our core deposits through remarkable customer service and targeted advertising, particularly aimed at local businesses in our primary market area.

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

Nonresidential real estate loans were the largest segment of our loan portfolio as of December 31, 2009.  These loans totaled $63.9 million, or 29.9% of total loans, at December 31, 2009. At December 31, 2008, these loans totaled $54.4 million, or 30.4% of total loans.  The balance of nonresidential real estate loans increased during the year due to our emphasis on growing loans in this category, particularly with respect to small businesses.

At December 31, 2009, one-to-four family loans totaled $44.6 million, or 20.8% of total loans, compared to $38.2 million, or 21.4% of total loans at December 31, 2008.  The balance of one-to-four family loans increased during the year primarily due to the migration of maturing one-to-four family constructions loans to permanent one-to-four family loans.

Our construction loan portfolio consists primarily of residential construction loans, including speculative residential construction loans. Construction loans totaled $26.9 million, or 12.5% of total loans at December 31, 2009. At December 31, 2008, these loans totaled $24.2 million, or 13.5% of total loans.

Land loans totaled $20.8 million, or 9.7% of total loans, at December 31, 2009, compared to $14.2 million, or 8.0% of total loans at December 31, 2008.  These loans are primarily secured by vacant land to be improved for residential development.  The increase in land loans during 2009 was consistent with the Bank’s construction lending efforts, including the development of vacant land for future residential or non-residential real estate projects.

Multi-family real estate loans totaled $13.7 million, or 6.4% of total loans at December 31, 2009. At December 31, 2008, these loans totaled $10.8 million, or 6.1% of gross loans.

Consumer loans totaled $20.0 million, or 9.3% of total loans, at December 31, 2009 compared to $16.8 million, or 9.4% of gross loans at December 31, 2008.

Commercial business loans totaled $24.1 million, or 11.3% of total loans at December 31, 2009 compared to $20.1 million, or 11.2% of total loans at December 31, 2008.  Commercial loan balances increased in 2009 due to management’s emphasis on small business lending, primarily through the U. S. Small Business Administration, and diversification of the loan portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$44,582	20.8%	$38,210	21.4%	$31,639	26.9%
Multi-family	13,695	6.4	10,816	6.1	5,043	4.3
Nonresidential	63,910	29.9	54,375	30.4	27,186	23.1
Construction loans:
One-to-four family	13,880	6.5	16,769	9.4	13,019	11.1
Multi-family	3,060	1.4	2,060	1.1	3,408	2.9
Nonresidential	9,941	4.6	5,410	3.0	4,282	3.6
Land loans	20,849	9.7	14,216	8.0	11,539	9.8
Total real estate loans	169,917	79.3	141,856	79.4	96,116	81.7

Consumer:
Home equity loans and lines of credit	16,445	7.7	13,575	7.6	7,686	6.5
Auto loans	850	0.4	984	0.6	505	0.4
Deposit loans	257	0.1	255	0.1	776	0.7
Other	2,339	1.1	1,938	1.1	1,134	1.0
Total consumer loans	19,891	9.3	16,752	9.4	10,101	8.6

Commercial loans	24,069	11.3	20,105	11.2	11,412	9.7

Total loans	213,877	100.0%	178,713	100.0%	117,629	100.0%
Allowance for loan losses	(2,813)		(2,175)		(1,510)
Net deferred loan costs	73		(126)		(160)
Loans receivable, net	$211,137		$176,412		$115,959

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$34,997	34.8%	$36,682	29.7%
Multi-family	7,823	7.8	6,733	5.5
Nonresidential	26,560	26.4	33,605	27.2
Construction loans:
One-to-four family	13,042	13.0	16,997	13.8
Multi-family	1,165	1.2	1,645	1.3
Nonresidential	869	0.8	820	0.7
Land loans	6,989	6.9	7,136	5.8
Total real estate loans	91,445	90.9	103,618	84.0

Consumer:
Home equity loans and lines of credit	6,055	6.0	13,283	10.7
Auto loans	377	0.4	472	0.4
Deposit loans	502	0.5	504	0.4
Other	541	0.5	742	0.6
Total consumer loans	7,475	7.4	15,001	12.1

Commercial loans	1,675	1.7	4,867	3.9

Total loans	100,595	100.0%	123,486	100.0%
Allowance for loan losses	(2,025)		(3,157)
Net deferred loan costs	(200)		(266)
Loans receivable, net	$98,370		$120,063

Loan Maturity

The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2009
		Multi-
		Family and
		Nonresidential
	One-to-Four	Real Estate					Total
	Family	Loans	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$9,913	$16,383	$24,139	$9,244	$13,320	$7,299	$80,298
More than one year to three years	10,867	15,928	1,246	9,441	2,278	7,219	46,979
More than three years to five years	6,784	38,444	1,496	1,861	1,794	4,603	54,982
More than five years to fifteen years	7,553	6,850	-	303	2,499	4,948	22,153
More than fifteen years	9,465	-	-	-	-	-	9,465
Total	$44,582	$77,605	$26,881	$20,849	$19,891	$24,069	$213,877

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2009 that are due after December 31, 2010, and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$33,102	$1,567	$34,669
Multi-family and nonresidential	52,510	8,712	61,222
Construction	1,496	1,246	2,742
Land	1,811	9,793	11,604
Consumer	5,404	1,168	6,572
Commercial	11,583	5,187	16,770
Total	$105,906	$27,673	$133,579

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate. When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Securities. Our securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of states and political subdivisions and other securities.  In the year ended December 31, 2009 the amortized cost of our securities decreased by $31.3 million, as excess funds were utilized to fund loan growth in lieu of investment funding.

Our callable securities, with a fair value of $16.7 million at December 31, 2009, consist of U.S. government agency bonds and securities that are callable beginning in periods ranging from one to two years, state and political subdivisions bonds that are callable beginning in periods ranging from two to eight years, and corporate debt securities that are callable beginning in periods ranging from one to three years.

	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U. S. Treasury	$4,765	$6,061	$4,798	$6,564	$4,828	$6,144
U. S. Government agencies	13,879	14,298	30,484	30,687	40,014	40,436
U.S. Government agencies preferred securities	-	-	-	-	7,512	7,662
State and political subdivisions	8,466	8,554	7,631	7,394	7,718	7,735
Mortgage-backed securities	62,825	65,086	79,765	81,510	45,938	46,343
Collateralized mortgage obligations	4,795	4,710	2,376	2,364	-	-
Corporate debt securities	30	30	1,069	557	4,895	4,497
Total	$94,760	$98,739	$126,123	$129,076	$110,905	$112,817

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2009. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
U.S. government and federal agencies	$-	-%	$-	-%	$6,061	8%	$14,298	4.3%	$20,359	5.4%
State and political subdivisions	-	-	-	-	5,247	4.1	3,307	3.9	8,554	4.0
Mortgage-backed securities	-	-	420	5.8	1,240	5.4	63,426	5	65,086	5.0
Collateralized mortgage obligations	-	-	-	-	-	-	4,710	4.3	4,710	4.3
Corporate debt securities	-	-	-	-	-	-	30	-	30	-
Total	$-	-%	$420	6.0%	$12,548	5.9%	$85,771	4.8%	$98,739	5.0%

    Deposits. Deposit accounts, primarily obtained from individuals and businesses within our local market area, are our primary source of funds for lending and investment. Our deposit accounts are comprised of non-interest-bearing accounts, interest-bearing savings accounts, checking accounts, money market accounts and certificates of deposit.  During the year ended December 31, 2009, our deposits increased by $29.4 million, or 15.8%, primarily as a result of a concerted program implemented in mid-year 2008 which brought in many new customers.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
Non-interest bearing checking accounts	$19,426	$15,493	$10,490
Interest bearing accounts:
Savings	36,581	18,683	17,913
Checking	55,895	45,401	27,249
Money market	17,230	18,079	23,957
Certificates of deposit	87,108	89,151	90,245
Total	$216,240	$186,807	$169,854

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2009.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period
At December 31, 2009	(Dollars in thousands)
Three months or less	$10,478
Over three through six months	5,014
Over six through twelve months	11,883
Over twelve months	6,742
Total	$34,117

Borrowings.

Short term borrowings.  Federal Home Loan Bank (“FHLB”) overnight advances and federal funds purchased are short-term borrowings that typically mature within one to ninety days and reprice daily.  There were no federal funds purchased at December 31, 2009 or 2008.  Securities sold under agreements to repurchase consist of customer funds that are invested overnight in mortgage-related securities.   The following table shows the distribution of short term borrowings, the weighted average interest rates thereon and the maximum month-end balance at the end of each of the last two years.

FHLB Advances and other borrowings
(Dollars in thousands)

FHLB Short Term Advances	December 31, 2009	December 31, 2008
Balance at Year End	$-	$25,550
Weighted Avg Rate at Year End	-	0.34%
Average Balance During the Year	13,855	22,655
Weighted Avg Rate During the Year	0.21%	1.94%
Maximum month-end Balance	20,000	34,605

Fed Funds Purchased
Balance at Year End	$-	$-
Weighted Avg Rate at Year End	-	-
Average Balance During the Year	177	234
Weighted Avg Rate During the Year	0.67%	2.72%
Maximum month-end Balance	225	15

Securities Sold Under Agreements to Repurchase
Balance at Year End	$6,883	$5,047
Weighted Avg Rate at Year End	2.01%	3.63%
Average Balance During the Year	6,297	4,563
Weighted Avg Rate During the Year	1.99%	3.40%
Maximum month-end Balance	7,876	6,826

Federal Home Loan Bank Long Term Borrowings.  The Bank has fixed rate putable advances maturing on January 14, 2015 in the amount of $13,000, putable on January 14, 2010 and annually thereafter, with a weighted average rate of 2.99%.

Structured Repurchase Agreements.  In a leverage strategy, on April 30, 2008, the Bank entered into two balance sheet leverage transactions whereby it borrowed a total of $35,000 in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in U. S. Agency pass-through mortgage backed securities (the “Securities”), which were pledged as collateral.  The Bank secured the borrowed funds by Securities valued at 116% of the outstanding principal balance of the borrowings.  The borrowings have original maturity dates ranging from four to ten years, with a weighted average maturity of 6.9 years and certain borrowings have a call option starting with periods ranging from two to three years after origination and are continuously callable after the initial call date.  During the loan term, any collateral that is subject to maturity or call is replaced with other U. S. Agency instruments approved by the lender.

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
$35,000

Results of Operations for the Years Ended December 31, 2009 and 2008

Overview.

Net income of $360,000 was recorded for the year ended December 31, 2009 compared to a net loss of $8.1 million for the year ended December 31, 2008.  Results for the year ended December 31, 2008 were negatively impacted by other-than-temporary impairment (“OTTI”) charges for certain investment securities classified as available-for-sale and losses on the sale of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) perpetual preferred securities.   During the third quarter of 2008, we recognized $13.6 million of other-than-temporary impairment on these investments.  In September 2008, we recorded impairment charges of $9.8 million for our investment grade perpetual callable preferred securities issued by Freddie Mac and Fannie Mae, and we recorded impairment charges of $3.8 million for our investment in pooled trust preferred securities (“PreTSLs”).  The Company recognized non-cash OTTI charges of $1.1 million pre-tax ($673,000 after-tax) in the fourth quarter of 2009 on the remaining balance of its investment in pooled trust preferred securities which reduced the Company’s book value of the securities to approximately $30,000.

Net Interest Income.

Net interest income was $10.9 million for the year ended December 31, 2009 compared to $10.7 million for the year ended December 31, 2008.  Total interest income of $17.2 million was recorded for the year ended December 31, 2009, as interest income on loans increased and interest income on securities and other interest income decreased.    Interest income on loans increased by 24.0% to $11.3 million due to higher average balances while the average yield decreased by 12 basis points.  Interest income on investment securities decreased by 27.7% to $5.6 million, primarily due to a decrease of $18.2 million, or 13.4%, in investment balances and a decline of 94 basis points in investment yields.  Investment yields were negatively impacted by the calls of some higher yielding U. S. Government Agency bonds and accelerated prepayments on the Bank’s mortgage-backed securities which increased the amortization of premiums paid and decreased the yield on those investments during the year ended December 31, 2009.

Total interest expense was $6.4 million for the year ended December 31, 2009 compared to $6.6 million for the year ended December 31, 2008.  Average Federal Home Loan Bank advances and other borrowings decreased by $6.7 million and interest expense related to these borrowings decreased $431,000, or 80 basis points, for the year ended December 31, 2009.  The cost of interest-bearing deposits decreased $236,000, or 60 basis points, as average balances of interest-bearing deposits increased 18.7% for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Average long-term borrowings at other banks (which consist of borrowings related to the leverage transaction entered into in April of 2008) increased 48.8% to $35.0 million and interest expense related to these long-term borrowings increased 49.5% to $1.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Average Balances and Yields.

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years ended December 31, 2009 and December 31, 2008.  Total average assets are computed using month-end balances. No tax equivalent adjustments have been made as the Company’s investment in tax exempt assets, during the periods presented, were immaterial. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets. Non-accrual loans are included in average balances. Loan fees and late charges are included in interest income on loans and are not material.

	Year Ended December 31,
	2009			2008			2007
	(Dollars in thousands)

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
Assets:
Interest-earning assets:
Interest-earning demand deposits	$ 6,910	$ 141	2.05%	$ 3,775	$ 212	5.62%	$ 5,675	$ 293	5.16%
Loans	192,143	11,371	5.92%	151,827	9,169	6.04%	104,835	7,537	7.19%
Investment securities	118,245	5,585	4.72%	136,458	7,720	5.66%	94,586	5,234	5.53%
Other interest-earning assets	5,509	135	2.44%	4,320	184	4.26%	4,799	189	3.94%
Total interest-earning assets	322,807	17,232	5.34%	296,380	17,285	5.83%	209,895	13,253	6.31%
Non-interest-earning assets	21,311			14,956			10,606
Total assets	$344,118			$ 311,336			$ 220,501

Liabilities and shareholders' equity:
Interest-bearing deposits	$188,227	$ 4,518	2.40%	$ 158,510	$ 4,754	3.00%	$ 168,733	$ 5,980	3.54%
FHLB advances and other borrowings	33,329	545	1.64%	39,991	976	2.44%	736	36	4.89%
Long-term borrowings at other banks	35,000	1,304	3.73%	23,525	872	3.71%	-	-	-
Total interest-bearing liabilities	256,556	6,367	2.48%	222,026	6,602	2.97%	169,469	6,016	3.55%
Non-interest-bearing deposits	14,906			10,430			11,947
Other noninterest-bearing liabilities	2,529			2,880			2,332
Total liabilities	273,991			235,336			183,748
Shareholders' equity	70,127			76,000			36,753
Total liabilities and shareholders' equity	$344,118			$ 311,336			$ 220,501
Net interest income		$10,865			$ 10,683			$ 7,237
Net interest margin			3.37%			3.60%			3.45%
Interest rate spread			2.86%			2.86%			2.76%
Average interest-earning assets to
average interest-bearing liabilities			125.82%			133.49%			123.85%

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

	Year Ended December 31, 2009 compared to Year Ended December 31, 2008			Year Ended December 31, 2008 compared to Year Ended December 31, 2007
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Interest-earning demand deposits	$(302)	$231	$(71)	$(110)	$29	$(81)
Loans	2,380	(178)	2,202	2,538	(906)	1,632
Investment securities	(959)	(1,176)	(2,135)	2,370	116	2,486
Other interest-earning assets	93	(142)	(49)	(30)	25	(5)
Total earning assets	$1,212	$(1,265)	$(53)	$4,768	$(736)	$4,032

Interest expense:
Interest bearing deposits	$3,634	$(3,870)	$(236)	$(354)	$(872)	$(1,226)
FHLB advances and other borrowings	(143)	(288)	(431)	949	(9)	940
Long-term borrowings at other banks	427	5	432	872	-	872
Total interest-bearing liabilities	3,918	(4,153)	(235)	1,467	(881)	586
Net increase (decrease) in interest income	$(2,706)	$2,888	$182	$3,301	$145	$3,446

Provision for Loan Losses.

The provision for loan losses was $868,000 in 2009 compared to $685,000 in 2008.  The increase in the provision was primarily attributable to loan growth of approximately 19.7% during the year ended December 31, 2009 and, to a lesser extent, the increase in nonperforming and classified loans and weakened general economic conditions.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income.  The following table shows the components of non-interest income for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)
Non-interest Income
Customer service and other fees	$1,277	$1,201	6.33%
Loan servicing and other fees	74	49	51.02
Net gains on loan sales	1,213	608	99.51
Net gain (loss) on sales of available-for-sale securities	7	(2,656)	(100.26)
Other-than-temporary impairment on available-for-sale securities	(1,091)	(13,577)	(91.96)
Net gain on sales of other assets held for sale	-	295	100.00
Commissions on insurance and brokerage	158	292	(45.89)
Net loss on premises and equipment	(17)	(37)	(54.05)
Other	28	29	(3.45)
Total non-interest income (loss)	$1,649	$(13,796)	(111.95	) %

Total non-interest income was $1.6 million for the twelve months ended December 31, 2009, compared to a net loss of $13.8 million over the same period in 2008. During the fourth quarter of 2009, the Company recognized non-cash other-than-temporary impairment (“OTTI”) charges of $1.1 million on the remaining balance of its investment in pooled trust preferred securities which reduced the Company’s book value of the securities to approximately $30,000.  The overriding factor contributing to the loss in non-interest income for the year ended December 31, 2008 was OTTI charges and realized losses from the sale of perpetual preferred securities.  More specifically, in September 2008, the Company recorded OTTI charges of $9.8 million for investment grade perpetual callable preferred securities issued by Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”), and it recorded impairment charges of $3.8 million for its investments in pooled trust preferred securities.  The Company also recorded $2.6 million in losses from the sale of Fannie Mae perpetual preferred stock during the third quarter of 2008.  The Company liquidated all of its remaining Fannie Mae and Freddie Mac perpetual preferred securities holdings during the fourth quarter of 2008 which resulted in additional realized losses of $570,000.  These realized losses were partially offset by gains on the sale of available-for-sale securities of $463,000 which were realized during the fourth quarter of 2008.

 The OTTI charges which negatively affected non-interest income results for the year ended December 31, 2009 were partially offset by a 99.5% increase in net gains on loan sales into the secondary mortgage market compared to the year ended December 31, 2008.  This increase was primarily attributed to higher volume in refinancing of existing homes and customers taking advantage of the U. S. government’s tax credit incentives for first-time home buyers.  Loan servicing and others fees increased 51.0% for the year ended December 31, 2009 compared to the year ended 2008 primarily due to our increased loan volume.  Customer service and other fees increased 6.3% for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to an increase in deposit holders at the Bank.  The net gain on sales of other assets held for sale during 2008 was primarily related to the March 27, 2008, sale of the Bank’s former headquarters.  Commissions on insurance and brokerage declined 45.9% for the year ended December 31, 2009 from the year ended December 31, 2008 as a result of continued overall market turmoil.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$ 5,951	$ 5,825	2.16%
Net occupancy expense	635	512	24.02
Equipment expense	671	598	12.21
Data processing fees	863	784	10.08
Professional fees	424	601	(29.45)
Marketing expense	285	288	(1.04)
Office expense	328	271	21.03
Loan collection and repossession expense	19	4	600.00
Insurance expense	80	86	(6.98)
FDIC premiums and OTS assessments	539	147	266.67
Other	1,356	1,029	30.90
Total non-interest expense	$ 11,151	$ 10,145	9.92%

For the year ended December 31, 2009 non-interest expense increased 9.9% to $11.2 million compared to $10.1 million for the year ended December 31, 2008.  The increase in non-interest expense for 2009 was primarily due to increased FDIC premiums and OTS assessments which totaled $539,000 for the year ended December 31, 2009 compared to $147,000 for the year ended December 31, 2008.  The increase in FDIC premium expense was the result of the special assessment of five basis points on each FDIC insured institution’s assets minus Tier-1 capital that occurred during the second quarter of 2009.  Additionally, the Bank’s 2008 FDIC premium costs were unusually low due to utilization of a one-time credit.

The addition of a new branch facility and higher property tax and maintenance costs contributed to an increase of $123,000 or 24.0% in occupancy expense for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Data processing fees, office expense and equipment expense increased a total of $209,000 or 12.6% primarily due to expanded service offerings, increased volumes related to customer growth and higher depreciation.  Total salaries and employee benefits increased $126,000, or 2.2% for the year ended December 31, 2009 compared to the year ended December 31, 2008, mainly due to the recognition of a full year of expense related to the stock awards for directors and employees under the Company’s 2008 Equity Incentive Plan, which was only in place for approximately five months during 2008.   Professional fees declined $177,000 for the twelve months ended December 31, 2009 compared to the same period of 2008 primarily due to decreased audit and consulting fees.

Provision (Credit) for Income Taxes.

The provision for income taxes was $135,000 for the year ended December 31, 2009 compared to a credit for income taxes of $5.8 million for the year ended December 31, 2008.  The effective income tax rate for 2009 was 27.7% compared to 41.9% for 2008.  The decrease in the effective tax rate reflects an increase in the relative impact of tax exempt income on the overall tax rate and the positive impact of reversing $39,000 of tax reserves during 2009.

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

Nonperforming and Classified Assets.

We consider repossessed assets and loans that are typically 90 days or more past due to be nonperforming assets. Typically, loans are  placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance.  Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at fair market value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.  Subsequent interest payments are applied to the outstanding principal balance.

The following table provides information with respect to our nonperforming assets at the dates indicated. We had no troubled debt restructurings at any of the dates indicated and we had no impaired loans at December 31, 2009.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$888	$641	$613	$420	$112
Multifamily and nonresidential	432	-	-	3,888	2,206
Construction	-	165	184	-	-
Land	-	-	-	-	-
Consumer	65	10	30	-	194
Commercial	18	14	9	12	341
Total	1,403	830	836	4,320	2,853

Accruing loans past due 90 days or more:
One-to-four family	-	-	-	-	-
Multi-family and nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Total	-	-	-	-	-
Total of nonaccrual and 90 days or more past due loans	1,403	830	836	4,320	2,853
Real estate owned	301	-	-	946	519
Other nonperforming assets	-	-	-	-	-
Total nonperforming assets	$1,704	$830	$836	$5,266	$3,372
Total nonperforming loans to total loans	0.66%	0.46%	0.71%	4.29%	2.31%
Total nonperforming loans to total assets	0.41%	0.25%	0.33%	2.02%	1.29%
Total nonperforming assets to total assets	0.50%	0.25%	0.33%	2.47%	1.53%

Nonperforming assets include nonaccrual loans and foreclosed assets.  Non-performing assets totaled $1.7 million at December 31, 2009 compared to $830,000 at December 31, 2008.  The increase was primarily in the one-to-four family residential mortgage and multi-family loan portfolios.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2009	2008
	(Dollars in thousands)

Special mention assets	$222	$909
Substandard assets	3,241	1,193
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$3,463	$2,102

There was a 64.8% increase in the level of classified assets from December 31, 2008 to December 31, 2009 primarily in our one-to-four family residential and multi-family loan portfolios.  Classified assets increased to $3.5 million at December 31, 2009 as compared to $2.1 million at December 31, 2008.  These classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves have been established to account for the increased credit risk of these assets. Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Analysis and Determination of the Allowance for Loan Losses.

The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio and represents management’s best estimate of known and inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectibility. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The recommendations for increases or decreases to the allowance are approved by the Asset Quality Review Committee and presented to the Board of Directors.

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

Specific Allowance Required for Identified Problem Loans. We establish an allowance on certain identified problem loans based on such factors as: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; and (6) the borrower’s effort to cure the delinquency.

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

At December 31, 2009, our allowance for loan losses represented 1.3% of total gross loans and 200.1% of nonperforming loans.  At December 31, 2008, our allowance for loan losses represented 1.2% of total gross loans and 262.1% of nonperforming loans.  The allowance for loan losses increased $638,000 to $2.8 million at December 31, 2009 from $2.2 million at December 31, 2008 primarily due an increase loan growth of approximately 19.7% during the year ended December 31, 2009 and, to a lesser extent, the increase in nonperforming and classified loans and weakened general economic conditions.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2009			2008			2007
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One-to-four family	$280	10.0%	20.8%	$220	10.1%	21.4%	$185	12.3%	26.9%
Multi-family and nonresidential	1,125	40.0	36.8	871	40.1	36.5	870	57.6	27.4
Construction	160	5.7	12.2	185	8.5	13.6	42	2.8	17.6
Land	286	10.2	9.7	39	1.8	8.0	40	2.6	9.8
Consumer	200	7.1	9.3	135	6.2	9.3	75	5.0	8.6
Commercial	762	27.1	11.2	725	33.4	11.2	298	19.7	9.7
Total allowance for loan losses	$2,813	100.0%	100.0%	$2,175	100.0%	100.0%	$1,510	100.0%	100.0%

	At December 31,
	2006			2005
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One-to-four family	$197	9.7%	34.8%	$355	11.2%	29.7%
Multi-family and nonresidential	1,410	69.7	34.2	2,194	69.5	32.7
Construction	32	1.6	15.0	42	1.3	15.8
Land	38	1.9	6.9	27	0.9	5.8
Consumer	254	12.5	7.4	190	6.0	12.1
Commercial	94	4.6	1.7	349	11.1	3.9
Total allowance for loan losses	$2,025	100.0%	100.0%	$3,157	100.0%	100.0%

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

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$2,175	$1,510	$2,025	$3,157	$3,180
Provision (Credit) for loan losses	868	685	(364)	(736)	91
Charge offs:
One-to-four family	44	22	50	7	19
Multi-family and nonresidential	-	-	108	145	152
Construction	-	-	-	-	-
Land	-	-	-	23	-
Consumer	68	67	85	204	110
Commercial	150	-	-	348	124
Total charge-offs	262	89	243	727	405
Recoveries:
One-to-four family	-	2	13	5	232
Multi-family and nonresidential	-	-	-	87	2
Construction	-	-	-	-	-
Land	-	-	10	-	-
Consumer	13	41	24	42	50
Commercial	19	26	45	197	7
Total recoveries	32	69	92	331	291
Net charge-offs	230	20	151	396	114
Allowance for loan losses at end of period	$2,813	$2,175	$1,510	$2,025	$3,157
Allowance for loan losses to nonperforming loans	200.50%	262.00%	180.62%	46.88%	110.66%
Allowance for loan losses to total loans outstanding at the end of the period	1.31%	1.22%	1.28%	2.01%	2.56%
Net charge-offs to average loans outstanding during the year	0.12%	0.01%	0.14%	0.36%	0.09%

Capital and Liquidity.

    Capital.  At December 31, 2009, shareholders’ equity totaled $70.5 million compared to $70.3 million at December 31, 2008. In addition to net income of $360,000, other significant changes in shareholders’ equity during 2009 included $1.0 million of dividends paid, and $638,000 related to stock-based compensation. The change in the accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $655,000 at December 31, 2009 compared to a net, after-tax, unrealized gain of $684,000 at December 31, 2008. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, defined benefit post-retirement benefit plans and effective cash flow hedges do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company paid quarterly cash dividends of $0.05 per common share during each of the four quarters of 2009.  The Company declared and paid its first cash dividend of $0.05 per common share during the fourth quarter of 2008.  The dividend payout ratios, representing dividends per share divided by diluted earnings per share for the years ended December 31, 2009 and 2008 were 250.00% and (290.00%), respectively.  The dividend payout is continually reviewed by management and the Board of Directors.

The Company’s board of directors has authorized a stock repurchase program. In general, stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Company with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares, or 5.0% of its common stock, from time to time in the open market or through private transactions. Under the plan, the Company repurchased 86,684 shares at a total cost of $830,000 during the year ended December 31, 2009. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The Company seeks to ensure its funding needs are met by maintaining a level of liquid funds through asset/liability management.

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and federal funds sold and resell agreements.

First Federal relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009, which has subsequently been extended through December 31, 2013. The FDIC also implemented a Temporary Liquidity Guarantee Program (TLGP), which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. First Federal elected to opt-in to this program, thus, our customers receive full coverage for transaction accounts under the program. The TLGP was originally set to expire December 31, 2009, but the FDIC has extended the program through June 30, 2010. First Federal elected to continue participation in this program. As of December 31, 2009, concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Cincinnati, Federal Reserve Bank, repurchase agreements and federal funds purchased. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to the Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of approximately $19.6 million at December 31, 2009.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 17 to the consolidated financial statements beginning on page F-1 of this annual report.

For the year ended December 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments.  At December 31, 2009, we had $42.4 million in loan commitments outstanding, $32.0 million in unused commercial lines of credit (including unadvanced portions of construction loans) and $10.2 million in unused open-end consumer lines of credit. Certificates of deposit due within one year of December 31, 2009 totaled $68.4 million, or 78.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations.  The following table presents certain of our contractual obligations as of December 31, 2009.

	0 – 1	1 – 3	3 – 5	Over 5
	Year	Years	Years	Years	Total
	(Dollars in thousands)
Deposits without stated maturity	$129,132	$-	$-	$-	$129,132
Certificates of deposit	68,406	18,376	326	-	87,108
Operating leases	42	46	-	-	88
Long-term debt - Federal Home Loan Bank	-	-	-	13,000	13,000
Long-term debt - other banks	-	10,000	10,000	15,000	35,000
Purchase obligations	1,119	1,914	1,811	692	5,536
Total contractual obligations	$198,699	$30,336	$12,137	$28,692	$269,864

Regulatory Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009 and 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and note 12 to the consolidated financial statements beginning on page F-1 of this annual report.

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

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

The Bank manages the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings.  To reduce the potential volatility of earnings, the Bank has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  The Bank’s strategy for managing interest rate risk emphasizes:  adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and selling in the secondary market substantially all newly originated one-to-four family residential real estate loans.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

The Bank has an Asset/Liability Committee which includes members of management approved by the Board of Directors, to communicate, coordinate and control all aspects involving asset/liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The following table, which is based on information that the Bank provided to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at December 31, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps the Bank might take to counteract that change.

		Net Portfolio Value				Net Portfolio Value as a % of
		(Dollars in thousands				Portfolio Value of Assets
Basis Point (“bp”)		$ Amount	$ Change	% Change		NPV Ratio	Change
Change in Rates
+300	bp	$47,157	$(10,252)	(18	) %	13.72%	(224	) bp
+200	bp	51,159	(6,251)	(11)		14.65	(132	) bp
+100	bp	55,000	(2,410)	(4)		15.49	(47	) bp
+50	bp	56,097	(1,312)	(2)		15.70	(26	) bp
0	bp	57,409	-	-		15.96	-	bp
-50	bp	58,150	740	1		16.08	12	bp
-100	bp	58,914	1,505	3		16.21	25	bp

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

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information required by this item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A(T).	CONTROLS AND PROCEDURES

 (a)   Evaluation of disclosure controls and procedures.    The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

(b)   Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2009, of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

(c)   Changes in Internal Control Over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.                  OTHER INFORMATION

None.

PART III

Item 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of First Advantage Bancorp., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of First Advantage Bancorp, see Part I, Item 1, “Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning First Advantage Bancorp’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.firstfederalsb.com.

Item 11.                      EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND	RELATED STOCKHOLDER MATTERS

(a)           Security Ownership of Certain Beneficial Owners

Information required by this Item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(b)           Security Ownership of Management

Information required by this Item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(c)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plan Information

Information required by this Item is incorporated herein by reference to Part II, Item 5, “Equity Compensation Plan Information” of this Annual Report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

          For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

          For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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
23.1         Consent of Horne, LLP
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

FIRST ADVANTAGE BANCORP

Date: March 4, 2010	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Earl O. Bradley, III	Chief Executive Officer and Director	March 4, 2010
Earl O. Bradley, III	(principal executive officer)

/s/Patrick C. Greenwell	Chief Financial Officer and Secretary	March 4, 2010
Patrick C. Greenwell	(principal accounting and financial officer)

/s/William G. Beach	Director	March 4, 2010
William G. Beach

/s/Vernon M. Carrigan	Director	March 4, 2010
Vernon M. Carrigan

/s/Robert E. Durrett, III	Director	March 4, 2010
Robert E. Durrett, III

/s/John T. Halliburton	President and Director	March 4, 2010
John T. Halliburton

/s/William Lawson Mabry	Director	March 4, 2010
William Lawson Mabry

/s/William H. Orgain	Director	March 4, 2010
William H. Orgain

/s/Michael E. Wallace	Director	March 4, 2010
Michael E. Wallace

/s/David L. Watson	Director	March 4, 2010
David L. Watson