Form 10-Q
period 2010-03-31
First Advantage Bancorp
filed 2010-05-07
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2010 was 3,997,184.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)	March 31,
	2010	December 31,
	(Unaudited)	2009
Assets
Cash and due from banks	$6,233	$9,204
Interest-bearing deposits with banks	666	1,686
Federal funds sold	375	975
Cash and cash equivalents	7,274	11,865
Available-for-sale securities, at fair value	88,359	98,739
Loans held for sale	1,423	2,265
Loans, net of allowance for loan losses of $2,803 and $2,813 at March 31, 2010 and December 31, 2009, respectively	227,322	211,137
Premises and equipment, net	7,823	7,903
Foreclosed assets held for sale	779	301
Federal Home Loan Bank stock	2,988	2,988
Accrued interest receivable	1,450	1,457
Income taxes receivable	2,353	2,529
Deferred tax asset	2,359	2,421
Other assets	2,606	2,619
Total assets	$344,736	$344,224

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$16,503	$19,426
Savings, checking and money market	116,266	109,706
Time certificates	84,449	87,108
Total deposits	217,218	216,240
Securities sold under agreement to repurchase	5,762	6,883
Federal Home Loan Bank advances	13,000	13,000
Borrowings with other banks	35,000	35,000
Interest payable and other liablilities	4,946	2,575
Total liabilities	275,926	273,698
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2010 or December 31, 2009	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 4,967,495 shares issued and 4,360,372 outstanding at March 31, 2010 and 5,171,395 shares issued and 4,470,984 outstanding at December 31, 2009	50	52
Additional paid-in-capital	50,035	51,915
Common stock acquired by benefit plan:
Restricted stock	(837)	(837)
Unallocated common stock held by:
Employee Stock Ownership Plan trust	(3,496)	(3,496)
Benefit plans	(2,773)	(2,773)
Retained earnings	23,276	23,210
Accumulated other comprehensive income	2,555	2,455
Total shareholders' equity	68,810	70,526
Total liabilities and shareholders' equity	$344,736	$344,224

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income
Loans	$3,220	$2,604
Investment securities	1,090	1,616
Other	55	70
Total interest and dividend income	4,365	4,290
Interest expense
Deposits	914	1,219
Borrowings	443	471
Total interest expense	1,357	1,690
Net interest income	3,008	2,600
Provision for loan losses	227	168
Net interest income after provision for loan losses	2,781	2,432

Non-interest income
Service charges on deposit accounts and other fees	306	280
Loan servicing and other fees	21	16
Net gains on sales of mortgage loans held for sale	221	279
Net realized gain on sales of available-for-sale securities	7	-
Insurance and brokerage commissions	45	29
Other	4	4
Total non-interest income	604	608
Non-interest expense
Salaries and employee benefits	1,526	1,469
Net occupancy	168	139
Equipment	176	150
Data processing	227	243
Professional fees	101	166
Marketing	68	54
Office expense	72	81
Loan collection and repossession expense	77	1
Other	467	502
Total non-interest expense	2,882	2,805

Income before income taxes	503	235
Provision for income taxes	176	66
Net income	$327	$169
Per common share:
Basic net income per common share	$0.07	$0.04
Diluted net income per common share	$0.07	$0.04
Dividends declared per common share	$0.05	$0.05
Basic weighted average common shares outstanding	4,507,228	4,541,476
Diluted weighted average common shares outstanding	4,535,405	4,594,941

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2010 and 2009
(Dollars in thousands, except per share amounts)
					Common	Accumulated
			Additional		Stock	Other	Total
	Common Stock		Paid-in	Retained	Acquired by	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Benefit Plans	Income (Loss)	Equity
Balance at January 1, 2009	5,264,683	$53	$52,258	$23,872	$(7,744)	$1,822	$70,261
Comprehensive income, net of tax:
Net income		-	-	169	-	-	169
Change in unrealized appreciation
of available-for-sale securities, net of tax		-	-	-	-	671	671
Total comprehensive income		-	-	-	-	-	840
Dividends paid ($0.05 per common share)				(263)			(263)
Purchase restricted stock plan shares		-	-	-	(18)	-	(18)
Stock-based compensation expense		-	322	-	-	-	322
Balance at March 31, 2009	5,264,683	$53	$52,580	$23,778	$(7,762)	$2,493	$71,142

Balance at January 1, 2010	5,171,395	$52	$51,915	$23,210	$(7,106)	$2,455	$70,526
Comprehensive income, net of tax:
Net income		-	-	327	-	-	327
Change in unrealized appreciation
of available-for-sale securities, net of tax		-	-	-	-	100	100
Total comprehensive income		-	-	-	-	-	427
Dividends paid ($0.05 per common share)		-	-	(261)	-	-	(261)
Purchase and retire of company common stock	(203,900)	(2)	(2,164)	-	-	-	(2,166)
Stock-based compensation expense		-	284	-	-	-	284
Balance at March 31, 2010	4,967,495	$50	$50,035	$23,276	$(7,106)	$2,555	$68,810

See accompanying notes to unaudited condensed financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income	$327	$169
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Provision for loan losses	227	168
Depreciation, amortization and accretion	202	375
Deferred income taxes	-	70
Funding of mortgage loans held for sale	(10,304)	(13,317)
Proceeds from sales of mortgage loans held for sale	11,367	12,632
Net gains on sales of mortgage loans held for sale	(221)	(279)
Net realized gain on available-for-sale securities	(7)	-
Stock-based compensation	282	264
Change in other assets	20	(11)
Increase (decrease) in other liablities	2,550	(417)
Net cash (used in) provided by operating activities	4,443	(346)

Investing activities
Purchases of securities available for sale	(3,000)	(14,034)
Proceeds from call/maturities and repayments of securities available for sale	9,171	14,501
Proceeds from sales of securities available for sale	4,323	-
Net change in loans	(17,059)	(5,521)
Purchase of premises and equipment	(67)	(678)
Proceeds from the sale of other real estate owned	168	-
Net cash used in investing activities	(6,464)	(5,732)

Financing activities
Net increase in demand deposits, money market, checking and savings accounts	3,637	7,151
Net change in certificates of deposit	(2,659)	5,332
Net change in repurchase agreements and other short-term borrowings	(1,121)	1,363
Payments on Federal Home Loan Bank advances - long-term, net	-	(10,550)
Cash paid for dividends	(261)	(263)
Purchase and retirement of company common stock	(2,166)	-
Stock purchased - restricted stock compensation plans	-	(18)
Net cash provided by (used in) financing activities	(2,570)	3,015
Decrease in cash and cash equivalents	(4,591)	(3,063)
Cash and cash equivalents, beginning of period	11,865	12,243
Cash and cash equivalents, end of period	$7,274	$9,180

Supplemental Cash Flow Information
Other real estate owned acquired through foreclosure of real estate loans	$647	$60

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”), First Federal Savings Bank (“First Federal” or the “Bank”) and the Bank’s subsidiaries.  First Federal is a federally chartered savings bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  The Company uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein relates primarily to First Federal.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for reporting the interim periods have been included.    The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the United States Securities and Exchange Commission (the “SEC”) on March 5, 2010.

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

NOTE 2 – RECENT ACCOUNTING UPDATES

In December 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfer and Servicing (“Topic 860”) – Accounting for Transfers of Financial Assets (“ASU 09-16”).  ASC 860-10 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  ASC 860-10 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for the company.  The adoption of ASC 860-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidation (“Topic 810”) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 09-17”).  ASC 810-10 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASC 810-10 is effective at the start of a company’s first fiscal year beginning after November 15, 2009.  The Company’s adoption of ASC 810-10, effective January 1, 2010, did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 6: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement does not affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

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

Basic and diluted earnings per share are computed as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Net income	$327,000	$169,000

Weighted-average shares - basic EPS	4,507,228	4,541,476
Weighted-average restricted shares:
2007 Deferred Compensation Plan	1,090	26,771
2008 Equity Incentive Plan	-	5,634
Weighted-average shares - ESOP committed to be released	27,087	21,060
Weighted-average shares - diluted EPS	4,535,405	4,594,941
Basic earnings per common share	$0.07	$0.04
Diluted earnings per common share	$0.07	$0.04

NOTE 4 –ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
Balance, beginning of year	$ 2,813	$ 2,175
Provision charged to expense	227	168
Losses charged-off, net of recoveries of $8 and $9 for the three months ended March 31, 2010 and 2009, respectively	(237)	(14)
Balance, end of period	$ 2,803	$ 2,329

NOTE 5 – INVESTMENT SECURITIES

For securities available-for-sale, the following table shows the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of the periods indicated.

March 31, 2010

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,757	$1,307	$-	$6,064
U. S. Government agencies and corporations	11,508	174	(72)	11,610
Mortgage-backed securities	55,843	2,480	(34)	58,289
Collateralized mortgage obligations	4,546	-	(47)	4,499
State and political subdivisions	7,538	214	-	7,752
Corporate debt securities	27	140	(22)	145
Total	$84,219	$4,315	$(175)	$88,359

December 31, 2009

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,765	$1,296	$-	$6,061
U. S. Government agencies and corporations	13,879	509	(90)	14,298
Mortgage-backed securities	62,825	2,337	(76)	65,086
Collateralized mortgage obligations	4,795	-	(85)	4,710
State and political subdivisions	8,466	178	(90)	8,554
Corporate debt securities	30	-	-	30
Total	$94,760	$4,320	$(341)	$98,739

Contractual maturities of debt securities at March 31, 2010 were as follows.  Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

(Unaudited - Dollars in thousands)	March 31, 2010
	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due after one but within five years	-	-
Due after five but within ten years	10,203	11,668
Due after ten years	13,627	13,903
	23,830	25,571
Mortgage-backed securities and collateralized mortgage obligations	60,389	62,788
	$84,219	$88,359

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2010 and December 31, 2009.

	March 31, 2010
	(Unaudited - Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$2,927	$(72)	$-	$-	$2,927	$(73)
Mortgage-backed securities	5,646	(34)	-	-	5,646	(34)
Collateralized mortgage obligations	4,499	(47)	-	-	4,499	(47)
State and political subdivisions	275	-	-	-	275	-
Trust preferred securities	6	(22)	-	-	6	(21)
Total	$13,353	$(175)	$-	$-	$13,353	$(175)

	December 31, 2009
	(Unaudited - Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$4,910	$(90)	$-	$-	$4,910	$(90)
Mortgage-backed securities	5,975	(76)	-	-	5,975	(76)
Collateralized mortgage obligations	4,710	(85)	-	-	4,710	(85)
State and political subdivisions	1,083	(21)	545	(69)	1,628	(90)
Trust preferred securities	-	-	-	-	-	-
Total	$16,678	$(272)	$545	$(69)	$17,223	$(341)

Declines in fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions, and (iv) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary impairment decline exists involves a high degree of subjectivity and is based on information available to management at a point in time.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value of the Company’s U.S. Government agencies, collateralized mortgage obligations, state and political subdivisions and trust preferred investments are temporary.

Management has determined, based on the trends of its investment in pooled trust preferred securities, that there is an inactive and inefficient market in pooled trust preferred securities which has contributed to the depressed pricing for these investments.  Additionally, the market for pooled trust preferred securities continues to be relatively non-existent with no new issuances in 2009 or 2010.  Very few trades of pooled trust preferred securities occurred in 2009.  After careful analysis, management determined that it will not likely retain its investment in the pooled trust preferred securities for a period of time sufficient to allow for recovery in fair value.  During the fourth quarter of 2009, the Company recognized non-cash other-than-temporary impairment charges of $1,091 on its investment in pooled trust preferred securities.  No additional other-than-temporary impairment charges occurred during the first quarter of 2010.

NOTE 6 –FAIR VALUE

FASB’s ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is primarily determined by matrix pricing, and in some cases, fair value is determined by an independent third party.  Valuation adjustments may be made to ensure that financial statements are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).  The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a recurring basis:

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

Fair Value of Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

March 31, 2010		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$88,359	--	$88,214	$145

(Dollars in thousands)
Balance, January 1, 2010	$30
Unrealized gains included in other comprehensive income	115
Balance, March 31, 2010	$145

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

Other Assets Held for Sale

Other assets held for sale represents real estate that is not intended for use in operations and recorded at lower of cost or estimated fair value on a nonrecurring basis. Fair value is based upon independent market prices, appraised values or management’s estimation of the value. When the fair value is based on an observable market price or current appraised value, the Company classifies the asset as Level 2.

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value.  The estimated fair vale of the real estate is determined through current appraisals, or management’s best estimate of the value and adjusted as necessary, by management, to reflect current market conditions.  As such, other real estate owned is generally classified as Level 3.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2010 and 2009 are summarized below:

		Fair Value Measurements Using
March 31, 2010		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned	$779	--	--	$779
Loans held for sale	1,423	--	1,423	--
Other assets held for sale	532	--	532	--

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

The year-end estimated fair values of financial instruments were as follows:

	At March 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$7,274	$7,274	$11,865	$11,865
Available-for-sale securities	88,359	88,359	98,739	98,739
Loans held for sale	1,423	1,423	2,265	2,265
Loans, net of allowance for loan losses	227,322	226,715	211,137	211,223
FHLB stock	2,988	2,988	2,988	2,988
Forward sale commitments	-	-	-	-

Financial liabilities
Deposits	$217,218	$217,529	$216,240	$216,564
Securities sold under agreement to repurchase	5,762	5,762	6,883	6,883
FHLB advances	13,000	13,698	13,000	13,583
Other borrowings	35,000	37,594	35,000	37,187

Unrecognized financial instruments
Loan commitments	$-	$-	$-	$-

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

Loans Held for Sale

Loans held for sale are generally held for 90 days or less and; thus, the carrying amount approximates the fair value.

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

NOTE 7 –SUBSEQUENT EVENTS

In connection with the preparation of the interim financial statements included in this Form 10-Q, the Company has evaluated events and transactions through the date on which such interim financial statements were issued and has determined that no significant events, other than those discussed below, occurred after March 31, 2010, but prior to the issuance of these financial statements, that would have a potential material impact on its Condensed Consolidated Financial Statements.

May 1 and 2, 2010 Flooding

On May 1 and 2, 2010, severe flooding occurred in Montgomery County and throughout Western and Middle Tennessee. None of the Company’s five offices were damaged by the flood.  Access to customer accounts was unaffected by the flood.

Potential Financial Impact

Given the short period of time that has elapsed since the flood, it is difficult to make a determination regarding individual credit relationships at this stage. The impact the flood will have on the Company’s earnings for 2010 is unknown; however, the Company anticipates that additional information will be gathered in the coming quarters which may require an adjustment to the allowance for loan losses for flood-related issues. Management will continue to closely monitor its portfolio.  The Company will be proactively evaluating its allowance for loan losses, and will record any additional provision for loan losses deemed necessary upon performing adequate analysis of the affected properties and businesses, flood insurance coverage, impact on sources of repayment and underlying collateral, and customer repayment capability.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes appearing in Part I, Item 1 of this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 5, 2010.

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

General.

The Bank provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At March 31, 2010, the Company had total assets of $344.7 million, deposits of $217.2 million and shareholders’ equity of $68.8 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

Other-than-temporary Impairment of Securities.  Investments that we currently own could suffer declines in fair value that become other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an other-than-temporary impairment on investments.  We did not record any other-than-temporary impairment of securities during the first quarter of 2010.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Assets. At March 31, 2010, total assets remained relatively steady at $344.7 million as compared to $344.2 million at December 31, 2009.

Cash and Cash Equivalents. Cash and cash equivalents were $7.3 million at March 31, 2010 a decrease of $4.6 million, or 38.7%, compared to $11.9 million at December 31, 2009.  The decrease was primarily due to the utilization of funds to fund loan growth and, to a lesser degree, maturities of time deposits at other banks which were not renewed.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities.  Total securities were $88.4 million at March 31, 2010 a decrease of $10.4 million, or 10.5%, compared to $98.7 million as of December 31, 2009.  The primary reason for the decline was the utilization of incoming investment cash flows to fund loan growth.

Loans.  Net loans increased $16.2 million, or 7.7%, to $227.3 million at March 31, 2010 compared to $211.1 million as of December 31, 2009.  Our primary lending activity is the origination of loans secured by real estate, which grew to $185.7 million at March 31, 2010 compared to $169.9 million as of December 31, 2009.  Due to the adoption of a new accounting update the Company was required to derecognize participation loan sales in the amount of $3.0 million as of March 31, 2010.  These participations consist of nonresidential real estate loans and the offset is included in other liabilities on the Company’s balance sheet.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any such loans its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Loan Loss Allowance.  The allowance for loan losses remained relatively stable at $2.8 million at both March 31, 2010 and December 31, 2009.  Asset quality declined marginally during the first quarter of 2010 as non-performing assets increased by $700,000. The quality of the Company’s loan portfolio continues to rely heavily on the resilience of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results.

Non-performing assets (consisting of nonaccrual loans and real estate owned) totaled $2.4 million at March 31, 2010 compared to $1.7 million at December 31, 2009.  The increase was primarily in the one-to-four family residential and multi-family loan portfolios.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to the growth in the loan portfolio and, to a lesser extent, changes in economic conditions and changes in the mix of loans in the Bank’s portfolio.

Deposits. Total deposits were up slightly to $217.2 million at March 31, 2010 compared to $216.2 million as of December 31, 2009.  During the first quarter of 2010, the Company experienced an increase of $9.1 million in savings and money market accounts and a decrease in demand deposits, interest checking and certificates of deposits of $8.1 million as customers repositioned their funds.

Borrowings.   Total borrowings with other banks remained unchanged and totaled $35.0 million at both March 31, 2010 and at December 31, 2009.  FHLB advances also remained unchanged and totaled $13.0 million at both March 31, 2010 and December 31, 2009.   Securities sold under agreements to repurchase totaled $5.8 million as of March 31, 2010 compared to $6.9 million as of December 31, 2009.

Shareholders’ Equity. Total shareholders’ equity decreased by $1.7 million, or 2.4%, to $68.8 million as of March 31, 2010, compared to $70.5 million as of December 31, 2009.  In addition to net income of $327,000, other significant changes in shareholders’ equity during the first quarter of 2010 included $261,000 of dividends paid and $2.2 million of treasury stock purchased and retired.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General.  Net income for the three months ended March 31, 2010 was $327,000 compared with net income of $169,000 for the three months ended March 31, 2009, an increase of $158,000, or 93.5%.  The increase was primarily due to an increase of $349,000 in net interest income after the provision for loan loss which was partially offset by increases of $77,000 in non-interest expense and $110,000 in the provision for income taxes and a slight decrease of $4,000 in non-interest income.

Net Interest Income.  Net interest income increased $408,000, or 15.7%, to $3.0 million for the three months ended March 31, 2010 compared to $2.6 million for the three months ended March 31, 2009.  Total interest income increased by $75,000 or 1.7%, to $4.4 million for the three months ended March 31, 2010 compared to the same period of the prior year.

Interest income on loans increased by 23.7% to $3.2 million as of March 31, 2010 compared to $2.6 million as of March 31, 2009 as average outstanding loans increased by $39.9 million, or 22.5%, to $217.0 million, while the yield on the portfolio increased by 6 basis points.  The overall increase was due primarily to continued emphasis on increasing our loan portfolio with quality loans and competitive pricing.

Interest income on investment securities decreased by $526,000, or 32.5%, to $1.1 million as of March 31, 2010 from the same period in 2009.  Average balances decreased $33.9 million, or 26.5% as average yields decreased 42 basis points.  Average balances and investment yields were negatively impacted by the calls of some higher yielding U. S. Government Agency bonds and accelerated prepayments on the Bank’s mortgage-backed securities which increased the amortization of premiums paid and decreased the yield on those investments during the first quarter of 2010.

Total interest expense decreased by $333,000, or 19.7% to $1.4 millionfor the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The average balance of interest-bearing deposits increased 11.3% to $199.0 million as of March 31, 2010 compared to March 31, 2009.  Interest paid on interest-bearing deposits declined by $305,000, or 25.0%, to $914,000 for the three period ended March 31, 2010 as the average interest rate paid declined 90 basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and on transaction accounts as market rates declined. Interest paid on FHLB advances and other borrowings decreased $21,000 or 14.4% while FHLB advances and other borrowings decreased to an average of $19.3 million at March 31, 2010, compared to $36.7 million as of March 31, 2009. The average interest rate paid on FHLB advances and other borrowings increased by 102 basis points in the first quarter of 2010 due to the Company having average short-term FHLB borrowings of about $18.2 million during the first quarter of 2009 for which it paid an average rate of approximately 30 basis points.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million at March 31, 2010 compared to March 31, 2009; however, the interest rate paid on the borrowings fell by 9 basis points during the same period.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2010 and 2009.

		Average Balance Sheet for the
		Three Months Ended March 31,
		2010			2009

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning demand deposits	$4,809	$3	0.25%	$3,002	$11	1.49%
Loans	217,019	3,220	6.02%	177,129	2,604	5.96%
Investment securities	94,112	1,090	4.70%	128,034	1,616	5.12%
Other interest-earning assets	4,412	52	4.78%	5,105	59	4.69%
Total interest-earning assets	320,352	4,365	5.53%	313,270	4,290	5.55%

Non-interest-earning assets	22,896			23,320
Total	$343,248			$336,590

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$198,990	914	1.86%	$178,859	$1,219	2.76%
FHLB advances and other borrowings	19,297	125	2.63%	36,745	146	1.61%
Long-term borrowings with other banks	35,000	318	3.68%	35,000	325	3.77%
Total interest-bearing liabilities	253,287	1,357	2.17%	250,604	1,690	2.73%

Non-interest-bearing deposits	17,105			13,370
Other non-interest-bearing liabilities	2,458			2,420
Shareholders' equity	70,398			70,196

Total	$343,248			$336,590

Net interest income		$3,008			$2,600

Net yield on earning assets			3.81%			3.37%

Interest rate spread			3.35%			2.82%

Average interest-earning assets to
average interest-bearing liabilities			126.48%			125.01%

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

	Three Months Ended
	March 31, 2010 Compared to March 31, 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(29)	$21	$(8)
Loans	506	110	616
Investment securities	(102)	(424)	(526)
Other interest-earning assets	(13)	6	(7)
Total earning assets	362	(287)	75

Interest paid on:
Interest bearing deposits	$3,655	$(3,960)	$(305)
FHLB advances and other borrowings	29	(50)	(21)
Long-term borrowings at other banks	21	(28)	(7)
Total interest-bearing liabilities	3,705	(4,038)	(333)
Net interest income (loss)	$(3,343)	$3,751	$408

Provision for Loan Losses.  The Company recorded a provision for loan losses of $227,000 for the three months ended March 31, 2010 compared to a provision of $168,000 for the three months ended March 31, 2009.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was higher for the first quarter of 2010 primarily due to the growth in the Bank’s loan portfolio during that quarter and, to a lesser extent, changes in economic conditions and in the mix of loans in the Bank’s portfolio.

Non-interest Income. The following table summarizes non-interest income for the three months ended March 31, 2010 and 2009 and the percentage change for each category of income.

	Three Months Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
Non-interest income
Service charges on deposit accounts and other fees	$306	$280	9.29%
Loan servicing and other fees	21	16	31.25%
Net gains on sales of loans held for sale	221	279	(20.79)%
Net realized gain on sales of available-for-sale securities	7	-	100.00%
Insurance and brokerage commissions	45	29	55.17%
Other	4	4	-%
Total non-interest income	604	$608	(0.66	) %

Non-interest income for the three months ended March 31, 2010 was relatively steady at $604,000 compared to $608,000 for the three months ended March 31, 2009.

Service charges on deposit accounts and other fees increased by $26,000 or 9.3%, primarily due to the growth in deposit accounts during the first quarter of 2010 compared to the first quarter of 2009.  Insurance and brokerage commissions increased $16,000 or 55.2%, during the first quarter of 2010 compared to the first quarter of 2009 substantially due to improving equity market conditions.  Loan servicing and other fees increased $5,000 or 31.3% for the same comparison periods.  These increases were offset by declines in net gains on loan sales of $58,000, or 20.8%, as refinancing activity decreased during the first quarter of 2010 compared to the first quarter of 2009.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended March 31, 2010 and 2009 and the percentage change for each expense category.

	Three Months Ended March 31,
	2010	2009	% Change
		(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$1,543	$1,478	4.04%
Net occupancy	168	139	20.86%
Equipment	176	150	17.33%
Data processing	227	243	(6.58)%
Professional fees	101	166	(39.16)%
Marketing	65	53	22.64%
Office expense	72	81	(11.11)%
Loan collection and repossession expense	77	1	7600.00%
Other	453	494	(8.30)%
Total non-interest expense	$2,882	$2,805	2.75%

Non-interest expense increased $77,000 to $2.9 million for the three months ended March 31, 2010 from $2.81 million for the comparable period in 2009.  Salaries and employee benefits increased 65,000, or 4.0%, during the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased incentive accruals.  The addition of a new branch facility during the second quarter of 2009 and related maintenance costs contributed to an increase of $29,000 in net occupancy expense and an increase of $26,000 in equipment expense for the first quarter ended March 31, 2010 as compared to the first quarter ended March 31, 2009.  Loan collection and repossession expense increased by $76,000 to $77,000 during the first quarter of 2010 compared to the first quarter of 2009 primarily due to costs associated with foreclosures on one-to-four family residential loans and one commercial real estate loan.

These increases in non-interest expense were partially offset by lower professional fees which decreased $65,000, or 39.2%, primarily due to a decline in audit and tax expense for the first three months of 2010 compared to the first three months of 2009.   Data processing charges decreased by $16,000, or 6.6%, for the first quarter of 2010 compared to the first quarter of 2009, primarily due to negotiated lower fees with our main core processing provider.  Other non-interest expense decreased $41,000, or 8.3% for the three months ended March 31, 2010 compared to the same period of 2009.  The decrease in other non-interest expense was primarily attributable to lower FDIC assessments which declined $73,000, or 49.0%, for the first quarter of 2010 compared to the first quarter of 2009.  During the first quarter of 2009, the FDIC imposed industry-wide increases in assessment rates which drastically affected non-interested expense for the period and through-out 2009.  At year-end 2009 the FDIC collected prepayment of assessments from all financial institutions.

Income Taxes.  The provision for income taxes for the quarter ended March 31, 2010 was $176,000, an increase of $110,000 compared to the same period of 2009.  The effective income tax rate for the first three months of 2010 was 35.0% compared to 28.1% for the first three months of 2009.  The increase in the effective income tax rate was primarily due to an increase in taxable income, which lessoned the effect of non-taxable state and political subdivision income on the effective income tax rate.

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

The Bank regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on its operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $7.3 million. Securities classified as available-for-sale, totaling $88.4 million at March 31, 2010, provide additional sources of liquidity. In addition, at March 31, 2010, the Bank’s maximum collateral borrowing capacity was approximately $55.6 million from the Federal Home Loan Bank of Cincinnati and its maximum collateral borrowing capacity through the Discount Window at the Federal Reserve Bank was $45.7 million. At March 31, 2010, the Bank had $13.0 million of Federal Home Loan Bank advances outstanding.  At March 31, 2010, the Bank did not have any advances outstanding through the Discount Window.

At March 31, 2010, the Company (on an unconsolidated basis) had liquid assets of $17.1 million.  These funds are available to pay dividends, repurchase stock and for other general corporate purposes.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, the Bank exceeded all of our regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Tier 1 Core Capital (to adjusted total assets)	13.25%
Tangible Equity Ratio (to tangible assets)	13.25%
Tier 1 Risk-Based Capital (to risk-weighted assets)	18.24%
Total Risk-Based Capital (to risk-weighted assets)	19.13%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $0.05 during the first quarter of 2010.  The dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 71.4%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the three months ended March 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at March 31, 2010, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 5, 2010.

Item 4T.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2010 the Company was not a party to any pending legal proceedings.  At March 31, 2010, First Federal Savings Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 5, 2010.  As of March 31, 2010, other than the following, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

A natural disaster could harm the Company’s business.

The severe flooding that occurred over the course of May 1 and May 2 of 2010 could have a significant negative affect on the Company’s loan portfolio due to damage to properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans.  As a result of the floods, the Company may be required to make significant provisions for loan losses in 2010.  The after effects of the floods may continue to affect the Company’s loan quality into the future.  The severity and duration of the effects of the flooding will depend on a variety of factors that are beyond the Company’s control, including the amount and timing of government investment in the area, the pace of rebuilding and economic recovery in Montgomery County and the surrounding area and the extent to which any property damage is covered by insurance.  The effects described above are difficult to accurately predict or quantify at this time.  As a result, uncertainties remain regarding the impact the flooding will have on the financial results of the Company.  Further, the area in which the Company operates may experience flooding and other natural disasters in the future, and some of those events may have effects similar to those caused by the May 1 and May 2, 2010 flooding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s board of directors has authorized two stock repurchase programs.  The stock repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders.  Under the first stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares or 5.0%, of the Company’s outstanding common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The first stock repurchase program was completed during the first quarter of 2010.  On March 5, 2010, a second repurchase program was approved which authorized the repurchase of up to 252,319 or 5.0% of the Company’s outstanding common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the most recent fiscal quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
January 1, 2010 to January 31, 2010	-	-	-	176,550
February 1, 2010 to February 28, 2010	75,000	$10.55	75,000	101,550
March 1, 2010 to March 31, 2010	128,900	10.66	128,900	224,969
Total	203,900	$10.62	203,900	224,969

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

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

FIRST ADVANTAGE BANCORP

Dated: May 7, 2010	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: May 7, 2010	By: /s/Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer