Form 10-Q/A
period 2010-03-31
First Advantage Bancorp
filed 2010-05-12
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A
Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2010 was 4,294,372.

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to correct a clerical error with regard to the number of shares outstanding as of May 7, 2010 contained on the cover of the Company's Form 10-Q originally filed on May 7, 2010. The remainder of the document is unchanged from the original filing.

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

FIRST ADVANTAGE BANCORP

Dated: May 12, 2010	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: May 12, 2010	By: /s/Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer