Form 10-Q
period 2010-06-30
First Advantage Bancorp
filed 2010-08-10
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2010 was 4,168,248.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$5,845	$9,204
Interest-bearing demand deposits with banks	12,236	1,686
Time deposits at other banks	747	-
Federal funds sold	875	975
Cash and cash equivalents	19,703	11,865

Available-for-sale securities, at fair value	76,449	98,739
Other investments	996	-
Loans held for sale	2,837	2,265
Loans, net of allowance for loan losses of $2,985 and $2,813 at June 30, 2010 and December 31, 2009, respectively	226,189	211,137
Premises and equipment, net	7,810	7,903
Other real estate owned	624	301
Federal Home Loan Bank stock	2,988	2,988
Accrued interest receivable	1,380	1,457
Income taxes receivable	1,796	2,529
Deferred tax asset	1,933	2,421
Other assets	2,384	2,619
Total assets	$345,089	$344,224

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$17,918	$19,426
Savings, checking and money market	117,313	109,706
Time certificates	83,007	87,108
Total deposits	218,238	216,240

Securities sold under agreement to repurchase	8,571	6,883
Federal Home Loan Bank advances	13,000	13,000
Borrowings with other banks	35,000	35,000
Interest payable and other liablilities	2,226	2,575
Total liabilities	277,035	273,698
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at June 30, 2010 or December 31, 2009	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 4,795,795 shares issued and 4,188,048 outstanding at June 30, 2010 and 5,171,395 shares issued and 4,470,984 outstanding at December 31, 2009	48	52
Additional paid in capital	48,524	51,915
Common stock acquired by benefit plan:
Restricted stock	(877)	(837)
Unallocated common stock held by:
Employee Stock Ownership Plan trust	(3,496)	(3,496)
Benefit plans	(2,786)	(2,773)
Retained earnings	23,363	23,210
Accumulated other comprehensive income	3,278	2,455
Total shareholders' equity	68,054	70,526
Total liabilities and shareholders' equity	$345,089	$344,224

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans	$3,388	$2,749	$6,608	$5,353
Investment securities	953	1,397	2,043	3,013
Other	68	66	123	136
Total interest and dividend income	4,409	4,212	8,774	8,502
Interest expense
Deposits	821	1,178	1,735	2,397
Borrowings	463	451	906	922
Total interest expense	1,284	1,629	2,641	3,319
Net interest income	3,125	2,583	6,133	5,183
Provision for loan losses	232	159	459	327
Net interest income after provision for loan losses	2,893	2,424	5,674	4,856
Noninterest income
Service charges on deposit accounts and other fees	298	297	604	577
Loan servicing and other fees	24	15	45	31
Net gains on sales of mortgage loans held for sale	342	419	563	698
Net realized gain on sales of available-for-sale securities	70	5	77	5
Insurance and brokerage commissions	25	33	70	62
Other	8	8	12	12
Total noninterest income	767	777	1,371	1,385
Noninterest expense
Salaries and employee benefits	1,623	1,523	3,149	2,992
Net occupancy	168	199	336	338
Equipment	186	170	362	320
Data processing	217	241	444	484
Professional fees	96	66	197	232
Marketing	68	110	136	164
Office expense	64	65	136	146
Loan collection and repossession expense	49	7	126	8
Other	450	590	917	1,092
Total noninterest expense	2,921	2,971	5,803	5,776
Income before income taxes	739	230	1,242	465
Provision for income taxes	408	89	584	155
Net income	$331	$141	$658	$310
Per common share:
Basic net income per common share	$0.08	$0.03	$0.15	$0.07
Diluted net income per common share	$0.08	$0.03	$0.15	$0.07
Basic weighted average common shares outstanding	4,303,639	4,520,674	4,404,871	4,531,018
Diluted weighted average common shares outstanding	4,342,942	4,577,458	4,438,658	4,591,225

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2010 and 2009
(Dollars in thousands, except per share amounts)
					Common	Accumulated
			Additional		Stock	Other	Total
	Common Stock		Paid-in	Retained	Acquired by	Comprehensive	Stockholders'
	Shares	Stock	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2009	5,264,683	$53	$52,258	$23,872	$(7,744)	$1,822	$70,261
Cumulative effect of change in accounting principle, adoption of FSP 115-2 and 124-2				22		(22)	-
Comprehensive income, net of tax:
Net income		-	-	310	-	-	310
Change in unrealized depreciation of available-for-sale securities, net of tax		-		-	-	(279)	(279)
Total comprehensive income		-	-	-	-	-	31
Treasury stock purchase/retire	(65,350)	(1)	(618)				(619)
Dividends paid ($0.05 per common share)		-		(455)	-	-	(455)
Purchase restricted stock plan shares					(53)		(53)
Stock-based compensation expense		-	589	-	-	-	589
Balance at June 30, 2009	5,199,333	$52	$52,229	$23,749	$(7,797)	$1,521	$69,754

Balance at January 1, 2010	5,171,395	$52	$51,915	$23,210	$(7,106)	$2,455	$70,526
Comprehensive income:
Net income		-	-	658	-	-	658
Change in unrealized appreciation of available-for-sale securities, net of tax						823	823
Total comprehensive income		-	-	-	-	-	1,481
Treasury stock purchase/retire	(375,600)	(4)	(4,015)				(4,019)
Dividends paid ($0.05 per common share)		-	-	(505)	-	-	(505)
Purchase restricted stock plan shares		-	-	-	(53)	-	(53)
Stock-based compensation expense		-	624	-	-	-	624
Balance at June 30, 2010	4,795,795	$48	$48,524	$23,363	$(7,159)	$3,278	$68,054

See accompanying notes to unaudited condensed financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income	$658	$310
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	459	327
Depreciation, amortization and accretion	468	516
Deferred income taxes	(22)	(5)
Funding of mortgage loans held for sale	(25,409)	(32,571)
Proceeds from sales of mortgage loans held for sale	25,400	28,319
Net gains on sales of mortgage loans held for sale	(563)	(698)
Net realized gain on sales of available-for-sale securities	(77)	(5)
Net loss on disposal of premises and equipment	5	1
Stock-based compensation	624	589
Decrease in other assets	313	215
Increase in other liabilities	384	174
Net cash provided by (used in) operating activities	2,240	(2,828)

Investing activities
Purchases of other investments	(996)	-
Purchases of securities available-for-sale	(3,000)	(24,071)
Proceeds from maturities of and repayments of available-for-sale securities	26,548	35,218
Net change in loans	(16,158)	(10,244)
Purchase of premises and equipment	(228)	(739)
Proceeds from sale of other real estate owned	323	-
Net cash provided by investing activities	6,489	164

Financing activities
Net increase in demand deposits, money market, checking and savings accounts	6,099	18,518
Net change in certificates of deposit	(4,101)	2,883
Net change in repurchase agreement and other short-term borrowings	1,688	1,747
Net change Federal Home Loan Bank advances - short term	-	(10,550)
Purchase and retirement of Company common stock	(4,019)	(619)
Dividends paid	(505)	(455)
Stock purchased - restricted stock compensation plans	(53)	(53)
Net cash (used in) provided by financing activities	(891)	11,471
Increase in cash and cash equivalents	7,838	8,807
Cash and cash equivalents, beginning of period	11,865	12,243
Cash and cash equivalents, end of period	$19,703	$21,050
	18,812	7,019
Supplemental cash flow information:
Other real estate owned acquired through foreclosure of real estate loans	647	60
Transfer of other real estate to loans	140	-
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”), First Federal Savings Bank (“First Federal” or the “Bank”) and the Bank’s subsidiaries.  First Federal is a federally chartered savings bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  The Company uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein relates primarily to First Federal.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for reporting the interim periods have been included.    The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the United States Securities and Exchange Commission (the “SEC”) on March 5, 2010.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 6: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“Topic 310”). The guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.

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

Basic and diluted earnings per share are computed as follows:

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$331	$141	$658	$310

Weighted-average shares - Basic EPS	4,303,639	4,520,674	4,404,871	4,531,018
Weighted-average restricted shares -
2007 Deferred Compensation Plan	7,137	27,458	6,140	28,853
2008 Equity Incentive Plan	3,966	5,929	-	8,588
Weighted-average shares -
ESOP committed to be released - diluted EPS	28,200	23,397	27,647	22,766
Weighted-average shares - Diluted EPS	4,342,942	4,577,458	4,438,658	4,591,225
Basic earnings per common share	$0.08	$0.03	$0.15	$0.07
Diluted earnings per common share	$0.08	$0.03	$0.15	$0.07

NOTE 4 – ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance, beginning of period	$2,803	$2,329	$2,813	$2,175
Provision charged to expense	232	159	459	327
Charge-offs	(55)	(11)	(300)	(30)
Recoveries	5	4	13	9
Balance, end of period	$2,985	$2,481	$2,985	$2,481

NOTE 5 – INVESTMENT SECURITIES

For securities available-for-sale, the following table shows the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of the dates indicated.

June 30, 2010
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,748	$1,488	$-	$6,236
U. S. Government agencies and corporations	3,999	76	-	4,075
Mortgage-backed securities	50,512	3,190	-	53,702
Collateralized mortgage obligations	4,307	135	(2)	4,440
State and political subdivisions	7,547	286	-	7,833
Corporate debt securities	24	139	-	163
Total	$71,137	$5,314	$(2)	$76,449

December 31, 2009

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,765	$1,296	$-	$6,061
U. S. Government agencies and corporations	13,879	509	(90)	14,298
Mortgage-backed securities	62,825	2,337	(76)	65,086
Collateralized mortgage obligations	4,795	-	(85)	4,710
State and political subdivisions	8,466	178	(90)	8,554
Corporate debt securities	30	-	-	30
Total	$94,760	$4,320	$(341)	$98,739

Contractual maturities of debt securities at June 30, 2010 were as follows.  Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

(Dollars in thousands)	June 30, 2010
	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due after one but within five years	-	-
Due after five but within ten years	10,933	12,650
Due after ten years	5,386	5,657
	16,319	18,307
Mortgage-backed securities and collateralized mortgage obligations	54,818	58,142
	$71,137	$76,449

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of the dates indicated.

	June 30, 2010
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
Collateralized mortgage obligations	1,112	(2)	-	-	1,112	(2)
State and political subdivisions	-	-	-	-	-	-
Trust preferred securities	-	-	-	-	-	-
Total	$1,112	$(2)	$-	$-	$1,112	$(2)

	December 31, 2009
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$4,910	$(90)	$-	$-	$4,910	$(90)
Mortgage-backed securities	5,975	(76)	-	-	5,975	(76)
Collateralized mortgage obligations	4,710	(85)	-	-	4,710	(85)
State and political subdivisions	1,083	(21)	545	(69)	1,628	(90)
Trust preferred securities	-	-	-	-	-	-
Total	$16,678	$(272)	$545	$(69)	$17,223	$(341)

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

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for the Company’s available-for-sale securities are temporary.

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

Available-for-Sale Securities

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

Fair Value of Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

June 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$76,449	--	$76,286	$163

(Dollars in thousands)
Balance, January 1, 2010	$30
Purchases, sales, issuances and settlements	(6)
Unrealized gains included in other comprehensive income	139
Balance, June 30, 2010	$163

Fair Value of Assets Measured on a Nonrecurring Basis

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

The “Fair Value Measurement and Disclosures” topic of the FASB ASC requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below.

The estimated fair values of financial instruments were as follows for the dates indicated:

	At June 30,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$19,703	$19,703	$21,050	$21,050
Available-for-sale securities	76,449	76,449	117,221	117,221
Loans held for sale	2,837	2,837	5,816	5,816
Loans, net of allowance for loan losses	226,189	225,401	186,269	185,836
FHLB stock	2,988	2,988	2,988	2,988

Financial liabilities
Deposits	$218,238	$218,493	$208,208	$208,756
Securities sold under agreement to repurchase	8,571	8,571	6,794	6,794
FHLB advances	13,000	13,798	28,000	28,361
Other borrowings	35,000	37,631	35,000	35,631

Unrecognized financial instruments
Loan commitments	$-	$-	$-	$-
Unused lines of credit	-	-	-	-

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

NOTE 7 –SUBSEQUENT EVENTS

In connection with the preparation of the interim financial statements included in this Form 10-Q, the Company has evaluated events and transactions through the date on which such interim financial statements were issued and has determined that no significant events, other than those discussed below, occurred after June 30, 2010, but prior to the issuance of these financial statements, that would have a potential material impact on its Condensed Consolidated Financial Statements.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes appearing in Part I, Item 1 of this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as previously filed with the SEC on March 5, 2010.

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

Recent Regulatory Restructuring Legislation.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Company, will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect the Company’s cost of doing business, it may limit or expand the Company’s permissible activities, and it may affect the competitive balance within the Company’s industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time.  The Company’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the business, financial condition, and results of operations of the Company.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At June 30, 2010, the Company had total assets of $345.1 million, deposits of $218.2 million and shareholders’ equity of $68.1 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

Currently, management closely monitors the impact of troop deployments at Fort Campbell Military Base, a local U. S. Army installation that plays a significant role in the economy of the Bank’s primary market area.  Additionally, given the Bank’s concentration in real estate secured loans, management is continuing to closely monitor trends in the local real estate market to assess any related impact on the loan portfolio and potential delinquencies or credit losses.

The Company continually monitors the adequacy of the allowance for loan losses and makes additions to the allowance in accordance with the analysis described above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Other-than-temporary Impairment of Securities.  Investments that we currently own could suffer declines in fair value that become other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an other-than-temporary impairment on investments.  We did not record any other-than-temporary impairment of securities during the first six months of 2010.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total Assets. At June 30, 2010, total assets were $345.1 million, an increase of $865,000, or 0.25%, compared to $344.2 million at December 31, 2009.

Cash and Cash Equivalents. Cash and cash equivalents were $19.7 million at June 30, 2010 compared to $11.9 million at December 31, 2009.  Excess funds generated primarily by calls and sells of investment securities contributed to an increase of $10.6 million in lower-yielding interest-bearing demand deposits at other banks to $12.2 million at June 30, 2010, compared to $1.7 million at December 31, 2009.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities.  Total securities were $76.4 million at June 30, 2010, a decrease of $22.3 million, or 22.6%, compared to $98.7 million as of December 31, 2009.  The decrease was primarily due to the sale of certain investments, continued repayments on mortgage-backed bonds and calls of higher-yielding investments during the first half of 2010 which were replaced with more liquid investments.

Loans.  Net loans increased $15.1 million, or 7.1%, to $226.2 million at June 30, 2010 compared to $211.1 million as of December 31, 2009.  Our primary lending activity is the origination of loans secured by real estate, which grew to $184.7 million at June 30, 2010 compared to $169.9 million as of December 31, 2009.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Loan Loss Allowance.  The allowance for loan losses increased by $172,000, or 6.1%, to $3.0 million at June 30, 2010 compared to $2.8 million as of December 31, 2009.  Non-performing assets increased by $1.8 million over the first six months of 2010. The quality of the Company’s loan portfolio continues to rely heavily on the resilience of the local real estate market and a significant deterioration in that market or other negative economic conditions, among other things, could have a negative impact on the Company’s financial condition and results of operations.

Non-performing assets (consisting of non-accrual loans and real estate owned) totaled $3.5 million at June 30, 2010 compared to $1.7 million at December 31, 2009.  The increase was primarily related to two commercial real estate relationships secured by residential real estate, commercial real estate and land.  Management continues to monitor these loans and believes that the loans are well collateralized.  Additionally, the Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to the growth in the loan portfolio and, to a lesser extent, weakened economic conditions and changes in the mix of loans in the Bank’s portfolio.

Deposits. Total deposits increased by $2.0 million, or 0.92%, to $218.2 million at June 30, 2010 compared to $216.2 million as of December 31, 2009.  During the first six months of 2010, the Company experienced an increase of $7.6 million in savings, interest checking and money market accounts, while certificates of deposits decreased $4.1 million and demand deposits decreased $1.5 million.

Borrowings.   Total borrowings with other banks remained unchanged and totaled $35.0 million at both June 30, 2010 and at December 31, 2009.  FHLB advances also remained unchanged and totaled $13.0 million at both June 30, 2010 and December 31, 2009.   Securities sold under agreements to repurchase totaled $8.6 million as of June 30, 2010 compared to $6.9 million as of December 31, 2009.

Shareholders’ Equity.  Total shareholders’ equity decreased by $2.5 million, or 3.5%, to $68.1 million as of June 30, 2010, compared to $70.5 million as of December 31, 2009.  In addition to net income of $658,000, other significant changes in shareholders’ equity during the first six months of 2010 included $505,000 of dividends paid and $4.0 million of common shares purchased and retired.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General.  Net income for the three months ended June 30, 2010 was $331,000, an increase of 134.8% compared to net income of $141,000 for the three months ended June 30, 2009.  The increase was primarily due to an increase of $469,000 in net interest income after the provision for loan loss and a $50,000 decrease in non-interest expense which was slightly offset by a decrease of $10,000 in non-interest income.

Net Interest Income.  Net interest income increased $542,000, or 21.0%, to $3.1 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Total interest income increased by $197,000 or 4.7%, to $4.4 million for the three months ended June 30, 2010 compared to the prior year period.

Interest income on loans increased by 23.2% to $3.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as average outstanding loans increased by $45.2 million, or 24.4%, to $230.5 million, while the yield on the portfolio had a slight decrease of six basis points from the same period one year ago.

Interest income on investment securities decreased by $444,000, or 31.8%, to $953,000 for the three months ended June 30, 2010 from the same period one year ago as average balances decreased $37.8 million and average yields remained unchanged.  The primary reason for the decline in average balances during the period was accelerated prepayments on mortgage backed securities due to falling interest rates.  Additionally, calls on higher yielding agency bonds were significant during the period, thereby contributing to the decline in average balances.

Total interest expense decreased by $345,000 or 21.2% to $1.3 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  The average balance of interest-bearing deposits increased 6.46% to $200.2 million for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.  Interest paid on interest-bearing deposits decreased by $357,000, or 30.3%, to $821,000 for the three-month period ended June 30, 2010 as the average interest rate paid declined 87 basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and on transaction accounts as market rates declined.  The average interest rate paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreement to repurchase, increased by 87 basis points in the second quarter of 2010 as average balances of FHLB advances and other borrowings decreased to an average of $19.8 million for the quarter ended June 30, 2010 compared to average balances of $28.3 million for the quarter ended June 30, 2009, which included long-term FHLB advances and securities sold under agreement to repurchase along with approximately $8.2 million of short-term FHLB borrowings bearing an interest rate of approximately 23 basis points.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009, as the interest rate paid on the borrowings increased by eight basis points during the same period.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2010 and 2009.

	Average Balance Sheet for the
	Three Months Ended June 30,
		2010			2009

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$9,910	$4	0.16%	$6,431	$57	3.56%
Loans	230,535	3,388	5.89%	185,301	2,749	5.95%
Investment securities	81,570	953	4.69%	119,399	1,397	4.69%
Other interest-earning assets	5,658	64	4.54%	6,035	9	0.60%
Total interest-earning assets	327,673	4,409	5.40%	317,166	4,212	5.33%

Noninterest-earning assets	18,671			20,197
Total	$346,344			$337,363

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	200,246	821	1.64%	188,103	1,178	2.51%
FHLB advances and other borrowings	19,808	131	2.65%	28,327	126	1.78%
Long-term borrowings at other banks	35,000	332	3.80%	35,000	325	3.72%
Total Interest-Bearing Liabilities	255,054	1,284	2.02%	251,430	1,629	2.60%

Noninterest-bearing deposits	17,752			14,675
Other noninterest-bearing liabilities	5,041			2,328
Shareholders' equity	68,497			68,930

Total	$346,344			$337,363

Net Interest Income		$3,125			$2,583

Net Interest Margin			3.83%			3.27%

Interest rate spread			3.38%			2.73%

Average interest-earning assets to
average interest-bearing liabilities			128.47%			126.14%

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

	Three Months Ended
	June 30, 2010 Compared to June 30, 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(231)	$178	$(53)
Loans	745	(106)	639
Investment securities	(432)	(12)	(444)
Other interest-earning assets	(132)	187	55
Total Earning Assets	(50)	247	197

Interest paid on:
Interest bearing deposits	1,970	(2,327)	(357)
FHLB advances and other borrowings	(11)	16	5
Long-term borrowings at other banks	(1,323)	1,330	7
Total Interest-Bearing Liabilities	636	(981)	(345)
Net Interest Income	$(686)	$1,228	$542

Provision for Loan Losses.  The Company recorded a provision for loan losses of $232,000 for the three months ended June 30, 2010 compared to a provision of $159,000 for the three months ended June 30, 2009.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was higher for the second quarter of 2010 primarily due to changes in economic conditions and in the mix of loans in the Bank’s portfolio and, to a lesser extent, growth in the Bank’s loan portfolio during that quarter.

Non-interest Income. The following table summarizes non-interest income for the three months ended June 30, 2010 and 2009 and the percentage change for each category of income.

	Three Months Ended June 30,
	2010	2009	% Change
	(Dollars in thousands)
Non-interest Income
Service charges on deposit accounts and other fees	$298	$297	0.34%
Loan servicing and other fees	24	15	60.00%
Net gains on sales of mortgage loans held for sale	342	419	(18.38)%
Net realized gain on sales of available-for-sale securities	70	5	1300.00%
Insurance and brokerage commissions	25	33	(24.24)%
Other	8	8	-%
Total noninterest income	$767	$777	(1.29)%

Non-interest income for the three months ended June 30, 2010 decreased slightly to $767,000, compared to $777,000 for the three months ended June 30, 2009.  The decrease in non-interest income was due primarily to declines in net gains on loan sales of $77,000 or 17.9%, as refinancing activity decreased during the second quarter of 2010 compared to the second quarter of 2009.  This decrease was primarily offset by an increase of $65,000 in net realized gains on sales of available-for-sale securities during the second quarter of 2010 compared to the second quarter of 2009.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended June 30, 2010 and 2009 and the percentage change for each expense category.

	Three Months Ended June 30,
	2010	2009	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$1,623	$1,523	6.57%
Net occupancy	168	199	(15.58)%
Equipment	186	170	9.41%
Data processing	217	241	(9.96)%
Professional fees	96	66	45.45%
Marketing	68	110	(38.18)%
Office expense	64	65	(1.54)%
Loan collection and repossession expense	49	7	600.00%
Other	450	590	(23.73)%
Total non-interest expense	$2,921	$2,971	(1.68)%

Total non-interest expense decreased $50,000, or 1.7% to $2.9 million for the three months ended June 30, 2010 as compared to the same period in 2009.  Other expense decreased by $140,000, or 23.7%, to $450,000 for the three months ended June 30, 2010, compared to the same period in 2009, which was mainly attributable to lower FDIC assessments for the second quarter of 2010 compared to the second quarter of 2009.  During the first quarter of 2009 the FDIC instituted an industry-wide increase in assessment rates and imposed a one-time special assessment on June 30, 2009.  Decreases in net occupancy, marketing and data processing for the second quarter of 2010 were primarily reflective of non-recurring expenses which occurred during the second quarter of 2009.

The decreases in non-interest expense items were somewhat offset by higher incentive accruals which contributed to the increase of $100,000 in salaries and employee benefits for the second quarter of 2010 compared to the second quarter of 2009.  Loan collection and repossession expense increased $42,000 during the second quarter of 2010 compared to the second quarter of 2009 primarily due to costs associated with foreclosures on one-to-four family residential loans and the costs associated with maintaining and repairing foreclosed properties.  Professional fees increased $30,000 primarily due to the timing of expenses related to audit and consulting services.

Income Taxes. Income tax expense for the three months ended June 30, 2010 was $408,000 compared to $89,000 for the same period in 2009. The effective income tax rate for the three months ended June 30, 2010 was 55.2% compared to 38.7% for the three months ended June 30, 2009.  During the second quarter of 2010 management adjusted the income tax accrual to more accurately reflect the Company’s income tax position.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General.  Net income increased $348,000 to $658,000 for the six months ended June 30, 2010 compared to net income of $310,000 for the six months ended June 30, 2009.  The increase in net income was primarily due to an increase of $950,000 in net interest income which was partially offset by an increase of $429,000 in the provision for income taxes and an increase of $132,000 in the provision for loan losses.

Net Interest Income.  Total interest income increased by $272,000 or 3.20%, to $8.8 million for the six months ended June 30, 2010 compared to the prior year period.

Interest income on loans increased by 23.4% to $6.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as average outstanding loans increased by $42.9 million, or 23.5%, to $225.3 million, while the yield on the portfolio remained unchanged.

Interest income on investment securities decreased by $970,000, or 32.2%, to $2.0 million for the six months ended June 30, 2010 as compared to the same period in 2009 as average balances decreased $35.9 million and average yields decreased 22 basis points.  The primary reason for the decline in average balances during the 2010 period was accelerated prepayments on mortgage backed securities due to falling interest rates.  Additionally, calls on higher yielding agency bonds were significant during the 2010 period thereby contributing to the decline in average balances and average yields.

Total interest expense decreased $678,000 or 20.4% to $2.6 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  The average balance of interest-bearing deposits increased 8.8% to $199.6 million as of June 30, 2010 compared to June 30, 2009.  Interest paid on interest-bearing deposits decreased by $662,000, or 27.6%, to $1.7 million for the six-month period ended June 30, 2010 as the average interest rate paid declined 88 basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and on transaction accounts as market rates declined.

Interest paid on FHLB advances and other borrowings decreased $16,000 or 5.9% for the first six months of 2010, compared to the same period last year.  The average interest rate paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreement to repurchase, increased by 95 basis points as of June 30, 2010 as average balances of FHLB advances and other borrowings decreased to an average of $19.6 million compared to average balances of $32.5 million as of June 30, 2009, which included long-term FHLB advances and securities sold under agreement to repurchase along with approximately $13.2 million of short-term FHLB borrowings bearing an interest rate of approximately 27 basis points.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million as of June 30, 2010 compared to June 30, 2009; and the interest rate paid on the borrowings remained unchanged.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2010 and 2009.

	Average Balance Sheet for the
	Six Months Ended June 30,
		2010			2009

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$7,159	$7	0.20%	$4,726	$12	0.51%
Loans	225,254	6,608	5.92%	182,352	5,353	5.92%
Investment securities	87,806	2,043	4.69%	123,693	3,013	4.91%
Other interest-earning assets	5,039	116	4.64%	5,573	124	4.49%
Total interest-earning assets	325,258	8,774	5.44%	316,344	8,502	5.42%

Noninterest-earning assets	19,558			20,636
Total	$344,816			$336,980

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	199,623	1,735	1.75%	183,507	2,397	2.63%
FHLB advances and other borrowings	19,553	256	2.64%	32,512	272	1.69%
Long-term borrowings at other banks	35,000	650	3.75%	35,000	650	3.75%
Total Interest-Bearing Liabilities	254,176	2,641	2.10%	251,019	3,319	2.67%

Noninterest-bearing deposits	17,430			14,026
Other noninterest-bearing liabilities	3,769			2,376
Shareholders' equity	69,441			69,559

Total	$344,816			$336,980

Net Interest Income		$6,133			$5,183

Net Interest Margin			3.80%			3.30%

Interest rate spread			3.34%			2.75%

Average interest-earning assets to
average interest-bearing liabilities			127.97%			126.02%

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

	Six Months Ended
	June 30, 2010 Compared to June 30, 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(1,623)	$1,562	$(61)
Loans	1,255	-	1,255
Investment securities	(718)	(252)	(970)
Other interest-earning assets	(49)	97	48
Total Earning Assets	(1,135)	1,407	272

Interest paid on:
Interest bearing deposits	1,394	(2,056)	(662)
FHLB advances and other borrowings	30	(46)	(16)
Long-term borrowings at other banks	-	-	-
Total Interest-Bearing Liabilities	1,424	(2,102)	(678)
Net Interest Income	$(2,559)	$3,509	$950

Provision for Loan Losses.   The Company recorded a provision for loan losses of $459,000 for the six months ended June 30, 2010 compared to a provision of $327,000 for the six months ended June 30, 2009.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was higher for the second half of 2010 primarily due to changes in economic conditions and in the mix of loans in the Bank’s portfolio and, to a lesser extent, growth in the Bank’s loan portfolio during that quarter.

Non-interest Income. The following table summarizes non-interest income for the six months ended June 30, 2010 and 2009 and the percentage change for each category of income.

	Six Months Ended June 30,
	2010	2009	% Change
		(Dollars in thousands)
Non-interest income
Service charges on deposit accounts and other fees	604	577	4.68%
Loan servicing and other fees	45	31	45.16%
Net gains on sales of mortgage loans held for sale	563	698	(19.34	) %
Net realized gain on sales of available-for-sale securities	77	5	1,440.00%
Insurance and brokerage commission	70	62	12.90%
Other	12	12	-%
Total noninterest income	$1,371	$1,385	(1.01	) %

Non-interest income experienced a slight decrease of $14,000 for the six months ended June 30, 2010 compared to the corresponding period in 2009.  The decrease was primarily due to lower net gains on sales of loans held for sale which declined $135,000 during the first half of 2010 compared to the first half of 2009 as refinancing activity decreased during the six months ended June 30, 2010 compared to the same period one year ago.  This decrease was partially offset by an increase of $72,000 in net realized gains on sales of available-for-sale securities and an increase of $27,000 in service charges and other fees during the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009.

Non-interest Expense. The following table summarizes non-interest expense for the six months ended June 30, 2010 and 2009 and the percentage change for each expense category.

	Six Months Ended June 30,
	2010	2009	% Change
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$3,149	$2,992	5.25%
Net occupancy	336	338	(0.59	) %
Equipment	362	320	13.13%
Data processing	444	484	(8.26	) %
Professional fees	197	232	(15.09	) %
Marketing	136	164	(17.07	) %
Office expense	136	146	(6.85	) %
Loan collection and repossession expense	126	8	1475.00%
Other	917	1,092	(16.03	) %
Total non-interest expense	$5,803	$5,776	0.47%

Total non-interest expense was $5.8 million for the six months ended June 30, 2010, a $27,000 increase as compared to the same period in 2009.  Salaries and employee benefits increased $157,000 during the first six months of 2010 compared to the first six months of 2009 primarily due to increased incentive accruals. Loan collection and repossession expense increased by $118,000 to $126,000 during the first six months of 2010 compared to the first six months of 2009 primarily due to costs associated with foreclosures on one-to-four family residential loans and one commercial real estate loan and the costs incurred to maintain and repair foreclosed properties.  Equipment expense increased $42,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to higher depreciation and maintenance contract expense.

These increases in non-interest expense were partially offset by lower professional fees which decreased $35,000 primarily due to a decline in audit and tax expense for the first six months of 2010 compared to the first six months of 2009.   Data processing charges decreased by $40,000 for the first half of 2010 compared to the first half of 2009, primarily due to negotiated lower fees with our main core processing provider.  Other non-interest expense decreased $175,000 for the six months ended June 30, 2010 compared to the same period of 2009.  The decrease in other non-interest expense was primarily attributable to lower FDIC assessments for the first quarter of 2010 compared to the first quarter of 2009.  During the first quarter of 2009, the FDIC imposed industry-wide increases in assessment rates, which negatively affected non-interest expense for the period and throughout fiscal 2009, and also imposed a one-time special assessment which occurred at June 30, 2009.

Income Taxes. Income tax expense for the six months ended June 30, 2010 was $584,000 compared to $155,000 for the same period in 2009. The effective income tax rate for the six months ended June 30, 2010 was 47.0% compared to 33.3% for the six months ended June 30, 2009.  The increase in the income tax expense was due to higher taxable income.  Additionally, during the second quarter of 2010 management adjusted the income tax accrual to more accurately reflect the Company’s income tax position.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on its operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $19.7 million. Securities classified as available-for-sale, totaling $76.4 million at June 30, 2010, provide additional sources of liquidity. In addition, at June 30, 2010, the Bank’s maximum collateral borrowing capacity was approximately $42.0 million from the Federal Home Loan Bank of Cincinnati and its maximum collateral borrowing capacity through the Discount Window at the Federal Reserve Bank was $41.9 million. At June 30, 2010, the Bank had $13.0 million of Federal Home Loan Bank advances outstanding.  At June 30, 2010, the Bank did not have any advances outstanding through the Discount Window.

At June 30, 2010, the Company (on an unconsolidated basis) had liquid assets of $14.9 million.  These funds are available to pay dividends, repurchase stock and for other general corporate purposes.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

The following table includes the Bank’s capital ratios as of June 30, 2010:

Tier 1 Core Capital (to adjusted total assets)	13.44%
Tangible Equity Ratio (to tangible assets)	13.44%
Tier 1 Risk-Based Capital (to risk-weighted assets)	18.20%
Total Risk-Based Capital (to risk-weighted assets)	19.18%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $505,000 during the first half of 2010.  The dividend payout ratio for the first six months of 2010, representing dividends per share divided by diluted earnings per share, was 66.7%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the six months ended June 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at June 30, 2010, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 5, 2010.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, the Company’s management, including the Company’s principal executive officer and principal financial officer has evaluated the Company’s “Internal Control Over Financial Reporting,” as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act.  Based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2010, the Company was not a party to any pending legal proceedings.  At June 30, 2010, First Federal Savings Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 5, 2010.  As of June 30, 2010, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K except for the following additional risk factors.

Recently enacted regulatory reform may have a material impact on the Company’s operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Company, will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect the Company’s cost of doing business, it may limit or expand the Company’s permissible activities, and it may affect the competitive balance within the Company’s industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time.  The Company’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the business, financial condition, and results of operations of the Company.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

Flooding or other natural disasters could harm the Company’s business.

The severe flooding that occurred in the Company’s primary market area in early May 2010 could have a significant negative effect on the Company’s loan portfolio due to damage to properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans.  As a result of the floods, the Company may be required to significantly increase its provision for loan losses in 2010.  The negative impact of the floods may continue to affect the Company’s loan quality into the future.  The severity and duration of the effects of the flooding will depend on a variety of factors that are beyond the Company’s control, including the amount and timing of government investment in the area, the pace of rebuilding and economic recovery in Montgomery County and the surrounding area and the extent to which any property damage is covered by insurance.  The effects described above are difficult to accurately predict or quantify at this time.  As a result, uncertainties remain regarding the impact the flooding will have on the financial results of operations of the Company.  Further, the area in which the Company operates may experience additional flooding or other natural disasters in the future, and some of those events may have effects similar to those caused by the May 2010 flooding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s board of directors has authorized three stock repurchase programs.  The stock repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders.  Under the first stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares or 5.0%, of the Company’s outstanding common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The first stock repurchase program was completed during the first quarter of 2010.  On March 4, 2010, a second repurchase program was approved which authorized the repurchase of up to 252,319 or 5.0% of the Company’s outstanding common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  On June 9, 2010, a third repurchase program was approved which authorized the repurchase of up to 240,524 or 5.0% of the Company’s outstanding common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the most recent fiscal quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
April 1, 2010 to April 30, 2010	65,100	$10.79	65,100	159,869
May 1, 2010 to May 31, 2010	1,900	10.78	1,900	157,969
June 1, 2010 to June 30, 2010	104,700	10.78	104,700	293,793
Total	171,700	$10.79	171,700	293,793

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

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

FIRST ADVANTAGE BANCORP

Dated: August 9, 2010	By: /s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: August 9, 2010	By: /s/Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer