Form 10-K/A
period 2009-12-31
First Advantage Bancorp
filed 2010-08-20
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities Exchange Commission on March 4, 2010 (the “Form 10-K”), is to furnish amended certifications which are included herein as Exhibits 31.1 and 31.2.

No changes have been made to the Form 10-K other than described above.  This Amendment No. 1 does not reflect any subsequent information or events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ADVANTAGE BANCORP

Date: August 20, 2010	By: Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer