Form 10-Q/A
period 2010-03-31
First Advantage Bancorp
filed 2010-08-20
CIK 1404306

NITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, is to furnish amended certifications which are included herein as Exhibits 31.1 and 31.2. The Form 10-Q was originally filed with the Securities Exchange Commission on May 7, 2010.  Amendment No. 1 was filed on May 12, 2010 as filed with the Securities Exchange Commission on May 12, 2010 (the “Form 10-Q/A”).

No changes have been made to the Form 10-Q other than as described above and as described in Amendment No. 1.  This Amendment No. 2 does not reflect any subsequent information or events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q or in Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE BANCORP

Dated: August 20, 2010	By:/s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer