Form 10-Q
period 2010-09-30
First Advantage Bancorp
filed 2010-11-12
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 10 , 2010 was 4,063,033.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$4,958	$9,204
Interest-bearing demand deposits with banks	11,449	1,686
Time deposits at other banks	249	-
Federal funds sold	300	975
Cash and cash equivalents	16,956	11,865

Available-for-sale securities, at fair value	71,925	98,739
Other investments	3,735	-
Loans held for sale	4,249	2,265
Loans, net of allowance for loan losses of $3,075 and $2,813 at September 30, 2010 and December 31, 2009, respectively	229,758	211,137
Premises and equipment, net	7,690	7,903
Other real estate owned	476	301
Federal Home Loan Bank stock	2,988	2,988
Accrued interest receivable	1,200	1,457
Income taxes receivable	1,454	2,529
Deferred tax asset	2,029	2,421
Other assets	2,394	2,619
Total assets	$344,854	$344,224

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$19,190	$19,426
Savings, checking and money market	119,437	109,706
Time certificates	82,342	87,108
Total deposits	220,969	216,240

Securities sold under agreement to repurchase	6,004	6,883
Federal Home Loan Bank advances	13,000	13,000
Borrowings with other banks	35,000	35,000
Interest payable and other liablilities	2,727	2,575
Total liabilities	277,700	273,698
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at September 30, 2010 or December 31, 2009	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 4,678,394 shares issued and 4,108,933 outstanding at September 30, 2010 and 5,171,395 shares issued and 4,470,984 outstanding at December 31, 2009	47	52
Additional paid-in-capital	47,135	51,915
Common stock acquired by benefit plans:
Restricted stock	(896)	(837)
Unallocated common stock held by:
Employee Stock Ownership Plan trust	(3,496)	(3,496)
Benefit plans	(2,352)	(2,773)
Retained earnings	23,593	23,210
Accumulated other comprehensive income	3,123	2,455
Total shareholders' equity	67,154	70,526
Total liabilities and shareholders' equity	$344,854	$344,224

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans	$3,469	$2,904	$10,077	$8,257
Investment securities	840	1,358	2,883	4,371
Other	73	78	196	214
Total interest and dividend income	4,382	4,340	13,156	12,842
Interest expense
Deposits	758	1,097	2,493	3,494
Borrowings	453	462	1,359	1,384
Total interest expense	1,211	1,559	3,852	4,878
Net interest income	3,171	2,781	9,304	7,964
Provision for loan losses	248	180	707	507
Net interest income after provision for loan losses	2,923	2,601	8,597	7,457
Noninterest income
Service charges on deposit accounts and other fees	299	341	903	918
Loan servicing and other fees	21	19	66	50
Net gains on sales of mortgage loans held for sale	327	279	890	977
Net realized gain on sales of available-for-sale securities	-	2	77	7
Insurance and brokerage commissions	42	39	112	101
Other	8	(9)	20	3
Total noninterest income	697	671	2,068	2,056
Noninterest expense
Salaries and employee benefits	1,625	1,388	4,774	4,380
Net occupancy	176	166	512	504
Equipment	184	174	546	494
Data processing	220	195	664	679
Professional fees	98	123	295	355
Marketing	63	74	199	238
Office expense	69	73	205	219
Loan collection and repossession expense	36	13	162	21
Other	402	459	1,319	1,551
Total noninterest expense	2,873	2,665	8,676	8,441
Income before income taxes	747	607	1,989	1,072
Provision for income taxes	275	217	859	372
Net income	$472	$390	$1,130	$700
Per common share:
Basic net income per common share	$0.11	$0.09	$0.26	$0.16
Diluted net income per common share	$0.11	$0.09	$0.26	$0.15
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15
Basic weighted average common shares outstanding	4,161,187	4,482,274	4,322,544	4,514,591
Diluted weighted average common shares outstanding	4,200,300	4,543,308	4,360,368	4,580,379

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands, except share and per share amounts)
					Common	Accumulated
			Additional		Stock	Other	Total
	Common Stock		Paid-in	Retained	Acquired by	Comprehensive	Stockholders'
	Shares	Stock	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2009	5,264,683	$53	$52,258	$23,872	$(7,744)	$1,822	$70,261
Cumulative effect of change in accounting principle, adoption of FSP 115-2 and 124-2				22		(22)	-
Comprehensive income, net of tax:
Net income		-	-	700	-	-	700
Change in unrealized appreciation of available-for-sale securities, net of tax		-		-	-	615	615
Total comprehensive income		-	-	-	-	-	1,315
Treasury stock purchase/retire	(92,988)	(1)	(891)				(892)
Dividends paid ($0.15 per common share)		-		(786)	-	-	(786)
(Purchase)/release restricted stock plan shares, net					380		380
Stock-based compensation expense		-	450	-	-	-	450
Balance at September 30, 2009	5,171,695	$52	$51,817	$23,808	$(7,364)	$2,415	$70,728

Balance at January 1, 2010	5,171,395	$52	$51,915	$23,210	$(7,106)	$2,455	$70,526
Comprehensive income:
Net income		-	-	1,130	-	-	1,130
Change in unrealized appreciation of available-for-sale securities, net of tax						668	668
Total comprehensive income		-	-	-	-	-	1,798
Treasury stock purchase/retire	(493,001)	(5)	(5,274)				(5,279)
Dividends paid ($0.15 per common share)		-	-	(747)	-	-	(747)
(Purchase)/release restricted stock plan shares, net		-	-	-	362	-	362
Stock-based compensation expense		-	494	-	-	-	494
Balance at September 30, 2010	4,678,394	$47	$47,135	$23,593	$(6,744)	$3,123	$67,154

See accompanying notes to unaudited condensed financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income	$1,130	$700
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	707	507
Depreciation, amortization and accretion	621	546
Deferred income taxes	(22)	(11)
Funding of mortgage loans held for sale	(39,156)	(46,234)
Proceeds from sales of mortgage loans held for sale	38,062	45,468
Net gains on sales of mortgage loans held for sale	(890)	(977)
Net realized gain on sales of available-for-sale securities	(77)	7
Net loss on disposal of premises and equipment	2	17
Stock-based compensation	494	450
Change in other assets	470	(91)
Increase in other liabilities	1,227	891
Net cash provided by operating activities	2,568	1,273

Investing activities
Purchases of other investments	(3,735)	-
Purchases of securities available-for-sale	(7,201)	(27,908)
Proceeds from maturities of and repayments of available-for-sale securities	35,006	44,318
Net change in loans	(19,975)	(23,828)
Purchase of premises and equipment	(242)	(578)
Proceeds from sales of premises and equipment	-	15
Proceeds from sale of other real estate owned	484	-
Net cash provided by (used in) investing activities	4,337	(7,981)

Financing activities
Net increase in demand deposits, money market, checking and savings accounts	9,495	20,933
Net change in certificates of deposit	(4,766)	190
Net change in repurchase agreement and other short-term borrowings	(879)	2,968
Net change Federal Home Loan Bank advances - short term	-	(10,550)
Purchase and retirement of Company common stock	(5,279)	(892)
Dividends paid	(747)	(786)
Stock (purchased)/retired - restricted stock compensation plans, net	362	380
Net cash (used in) provided by financing activities	(1,814)	12,243
(Decrease)/increase in cash and cash equivalents	5,091	5,535
Cash and cash equivalents, beginning of period	11,865	12,243
Cash and cash equivalents, end of period	$16,956	$17,778
Supplemental cash flow information:
Other real estate owned acquired through foreclosure of real estate loans	647	60
Transfer of other real estate to loans	140	-
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”), First Federal Savings Bank (“First Federal” or the “Bank”) and the Bank’s subsidiaries.  First Federal is a federally chartered savings bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  The Company uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein relates primarily to First Federal.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for reporting the interim periods have been included.    The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the United States Securities and Exchange Commission (the “SEC”) on March 5, 2010.

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

NOTE 2 – RECENT ACCOUNTING UPDATES

In December 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfer and Servicing (“Topic 860”) – Accounting for Transfers of Financial Assets (“ASU 09-16”).  ASC 860-10 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  ASC 860-10 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for the Company.  The adoption of ASC 860-10 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidation (“Topic 810”) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 09-17”).  ASC 810-10 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASC 810-10 is effective at the start of a company’s first fiscal year beginning after November 15, 2009.  The Company’s adoption of ASC 810-10, effective January 1, 2010, did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 6: Fair Value Measurements. These new disclosure requirements have been adopted by the Company, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosures.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“Topic 310”). The guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of Topic 310 requires enhanced disclosures and is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Basic and diluted earnings per share are computed as follows:

(Dollars in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$472	$390	$1,130	$700

Weighted-average shares - Basic EPS	4,161,187	4,482,274	4,322,544	4,514,591
Weighted-average restricted shares -
2007 Deferred Compensation Plan	9,776	36,432	9,607	33,779
2008 Equity Incentive Plan	-	-	-	8,624
Weighted-average shares -
ESOP committed to be released - diluted EPS	29,337	24,602	28,217	23,385
Weighted-average shares - Diluted EPS	4,200,300	4,543,308	4,360,368	4,580,379
Basic earnings per common share	$0.11	$0.09	$0.26	$0.16
Diluted earnings per common share	$0.11	$0.09	$0.26	$0.15

NOTE 4 –LOANS

The following table summarizes the composition of our total net loans receivable at September 30, 2010 and December 31, 2009:

	At September 30,		At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$44,456	19.1%	$44,582	20.8%
Multi-family	16,255	7.0	13,695	6.4
Nonresidential	77,360	33.2	63,910	29.9
Construction loans:
One-to-four family	19,328	8.3	13,880	6.5
Multi-family	80	N/M	3,060	1.4
Nonresidential	5,698	2.4	9,941	4.6
Land loans	22,686	9.7	20,849	9.7
Total real estate loans	185,863	79.7	169,917	79.3

Consumer:
Home equity loans and lines of credit	18,044	7.8	16,445	7.7
Auto loans	648	0.3	850	0.4
Deposit loans	394	0.2	257	0.1
Other	2,297	1.0	2,339	1.1
Total consumer loans	21,383	9.3	19,891	9.3

Commercial loans	25,501	11.0	24,069	11.3

Total loans	232,747	100.0%	213,877	100.0%
Allowance for loan losses	(3,075)		(2,813)
Net deferred loan costs	86		73
Loans receivable, net	$229,758		$211,137

The following table sets forth certain information at September 30, 2010 and December 31, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

.	At September 30, 2010
		Multi-family and
	One- to	Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$9,663	$11,370	$23,946	$10,000	$13,235	$7,429	$75,643
More than one year to three years	14,215	50,328	1,160	10,036	2,481	10,843	89,063
More than three years to five years	5,914	28,320	-	2,432	1,456	2,795	40,917
More than five years to fifteen years	5,769	3,597	-	218	4,211	4,434	18,229
More than fifteen years	8,895	-	-		-	-	8,895
Total	$44,456	$93,615	$25,106	$22,686	$21,383	$25,501	$232,747

	At December 31, 2009
		Multi-family and
	One- to	Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$9,913	$16,383	$24,139	$9,244	$13,320	$7,299	$80,298
More than one year to three years	10,867	15,928	1,246	9,441	2,278	7,219	46,979
More than three years to five years	6,784	38,444	1,496	1,861	1,794	4,603	54,982
More than five years to fifteen years	7,553	6,850	-	303	2,499	4,948	22,153
More than fifteen years	9,465	-	-	-	-	-	9,465
Total	$44,582	$77,605	$26,881	$20,849	$19,891	$24,069	$213,877

The following tables set forth the dollar amount of all loans at September 30, 2010 that are due after September 30, 2011, and at December 31, 2009 that are due after December 31, 2010, and have either fixed interest rates or floating or adjustable interest rates.

As of September 30, 2010		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$33,490	$1,303	$34,793
Multi-family and nonresidential	71,319	10,926	82,245
Construction	789	371	1,160
Land	1,751	10,935	12,686
Consumer	4,766	3,382	8,148
Commercial	11,264	6,808	18,072
Total	$123,379	$33,725	$157,104

As of December 31, 2009		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$33,102	$1,567	$34,669
Multi-family and nonresidential	52,510	8,712	61,222
Construction	1,496	1,246	2,742
Land	1,811	9,793	11,604
Consumer	5,404	1,168	6,572
Commercial	11,583	5,187	16,770
Total	$105,906	$27,673	$133,579

We consider repossessed assets and loans that are typically 90 days or more past due to be nonperforming assets.  Typically, loans are placed on non-accrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for an uncollectible accrued interest is established and charged against operations.  Typically, payments received on a non-accrual loan are first applied to the outstanding principal balance.  Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at fair market value, less estimated costs to sell at the date, of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.

Non-performing Assets	At September 30,	At December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$1,344	$888
Multi-family and nonresidential	796	432
Construction	-	-
Land	292	-
Consumer	268	65
Commercial	243	18
Total	2,943	1,403

Accruing loans past due 90 days or more:
One- to four-family	-	-
Multi-family and nonresidential	-	-
Construction	-	-
Land	-	-
Consumer	-	-
Commercial	-	-
Total	-	-
Total of non-accrual and 90 days or	2,943	1,403
more past due loans

Real estate owned	476	301
Other non-performing assets	-	-
Total non-performing assets	$3,419	$1,704

Total non-performing loans to total loans	1.26%	0.66%
Total non-performing loans to total assets	0.85%	0.41%
Total non-performing assets to total assets	0.99%	0.50%

Loans are placed on non-accrual status when, in management’s opinion, the borrower is unable to meet payment obligations, which typically occurs when principal and interest payments are 90 days past due.  At September 30, 2010 and December 31, 2009, non-accruing loans were $2.9 million and $1.4 million, respectively.  Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $40,000 for the first nine months of 2010 and $20,000 in 2009.  No interest income was recognized on non-accrual loans on a cash basis during the first three quarters of 2010 or during 2009.

The following table sets forth information about impaired loans for the dates indicated.

	September 30, 2010	December 31, 2009
Impaired loans with an allocated allowance for loan losses	$-	$948
Impaired loans without an allocated allowance for loan losses	1,344	-
Total impaired loans	$1,344	$948

Allocated allowance on impaired loans	$-	$141

Impaired loans totaled $1.3 million at September 30, 2010 and consisted of two loans of approximately $1.1 million and $207,000 to unrelated borrowers.  Collateral for the $1.1 million loan primarily consists of a personal residence and farm and commercial land.  Collateral for the $207,000 consists of business inventory and equipment and, additionally, this loan is backed by a guarantee of the Small Business Administration.  Impaired loans totaled $948,000 at December 31, 2009 and primarily consisted of one-to-four family residential loans.  Interest of approximately $43,000 and $21,000 was recognized on average impaired loans of $1.7 million and $951,000 for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.  No interest was recognized on impaired loans on a cash basis during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.  The allocated allowance for loan losses attributable to impaired loans totaled $0 and $141,000 for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,			At December 31,
	2010			2009
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)			(Dollars in thousands)
One-to-four family	$280	9.1%	19.2%	$280	10.0%	20.8%
Multi-family and nonresidential	1,136	36.9	40.4	1,125	40.0	36.8
Construction	160	5.2	10.7	160	5.7	12.2
Land	341	11.1	9.7	286	10.2	9.7
Consumer	250	8.1	9.2	200	7.1	9.3
Commercial	908	29.6	10.8	762	27.1	11.2
Total allowance for loan losses	$3,075	100.0%	100.0%	$2,813	100.0%	100.0%

The Company’s assessment of allowance levels is determined in accordance with GAAP and regulatory guidelines.  In determining the allowance, management uses information to stratify the loan portfolio into loan pools with common risk characteristics.  Loan pools in the portfolio are assigned estimated allowance amounts of loss based on various factors and analysis.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Loans determined to be impaired include non-accrual loans and troubled debt restructurings (“TDRs”).  Impaired loans with outstanding balances greater than $100,000 are evaluated individually rather than on a pool basis.  The allocated allowance for loan losses attributable to TDRs included in the table above was $0 at September 30, 2010 and December 31, 2009.

Loans deemed to be impaired include TDRs plus any other loans where management has determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices.  If current valuations are lower than the current book balance of the credit, the negative differences are reviewed and, if deemed appropriate, charged-off.  If a charge-off is not deemed appropriate, a specific reserve is established for the individual loan in question.  The total of impaired loans was approximately $1.3 million at September 30, 2010 and $948,000 at December 31, 2009.  The allowance allocated to impaired loans, excluding TDRs, totaled $0 and $141,000 at September 30, 2010 and December 31, 2009, respectively.  Loans characterized as TDRs totaled $178,000 at September 30, 2010, compared to $0 at December 31, 2009.  The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $0 at September 30, 2010 and $0 at December 31, 2009.  The TDR total of $178,000 at September 30, 2010 is comprised of a single commercial real estate loan for which the Company agreed to accept interest only payments for one year.  The difference in net present values of the cash flows for the restructured loan compared to the original loan terms was immaterial and, therefore, no specific reserve was established for the loan.

During the second quarter of 2010 the Company granted payment deferrals of 90 days to four commercial and commercial real estate loan customers with a total outstanding balance of $1.6 million.  These deferrals were offered by the Company to the borrowers to assist them in recovering from the effects of severe flooding that occurred in the Clarksville area in early May 2010.  There was no reduction of the principal balances, no reduction of the contractual interest rates, no forgiveness of accrued interest and, the maturities of the loans were not extended.  All of the borrowers were conforming to the terms of their original loan agreements at the time the payment deferrals were granted.  The allowance for loan losses related to these loans was not affected by the payment deferrals.

Given the recent announcements made by other financial institutions regarding their foreclosure activities, the Company evaluated its residential mortgage loan foreclosure processes and documentation procedures prior to any formal action being taken against the subject properties.  The Company processes a relatively low volume of residential mortgage foreclosures and many of the relevant processes are manual in nature. The Company believes that its procedures for reviewing and validating the information in its documentation pertaining to residential mortgage loan foreclosures are sound.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$2,813	$2,175
Provision (Credit) for loan losses	707	868
Charge offs:
One-to-four family	297	44
Multi-family and nonresidential	-	-
Construction	-	-
Land	-	-
Consumer	99	68
Commercial	67	150
Total charge-offs	463	262
Recoveries:
One-to-four family	4	-
Multi-family and nonresidential	-	-
Construction	-	-
Land	-	-
Consumer	5	13
Commercial	9	19
Total recoveries	18	32
Net charge-offs	445	230
Allowance for loan losses at end of period	$3,075	$2,813
Allowance for loan losses to nonperforming loans	104.49%	200.50%
Allowance for loan losses to total loans outstanding at the end of the period	1.32%	1.31%
Net charge-offs to average loans outstanding during the year	0.20%	0.12%

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Special mention assets	$2,534	$222
Substandard assets	4,715	3,241
Doubtful assets	307	-
Loss assets	-	-
Total classified assets	$7,556	$3,463

NOTE 5 – INVESTMENT SECURITIES

For securities available-for-sale, the following table shows the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of the dates indicated.

September 30, 2010
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,739	$1,596	$-	$6,335
U. S. Government agencies and corporations	999	52	-	1,051
Mortgage-backed securities	49,430	2,758	-	52,188
Collateralized mortgage obligations	4,119	127	-	4,246
State and political subdivisions	7,556	385	-	7,941
Corporate debt securities	21	143	-	164
Total	$66,864	$5,061	$-	$71,925

December 31, 2009
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,765	$1,296	$-	$6,061
U. S. Government agencies and corporations	13,879	509	(90)	14,298
Mortgage-backed securities	62,825	2,337	(76)	65,086
Collateralized mortgage obligations	4,795	-	(85)	4,710
State and political subdivisions	8,466	178	(90)	8,554
Corporate debt securities	30	-	-	30
Total	$94,760	$4,320	$(341)	$98,739

Contractual maturities of debt securities at September 30, 2010 were as follows.  Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

(Dollars in thousands)	September 30, 2010
	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due after one but within five years	-	-
Due after five but within ten years	10,933	12,832
Due after ten years	2,382	2,659
	13,315	15,491
Mortgage-backed securities and collateralized mortgage obligations	53,549	56,434
Total	$66,864	$71,925

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of the dates indicated.

September 30, 2010
(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-
Trust preferred securities	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

December 31, 2009
(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$4,910	$(90)	$-	$-	$4,910	$(90)
Mortgage-backed securities	5,975	(76)	-	-	5,975	(76)
Collateralized mortgage obligations	4,710	(85)	-	-	4,710	(85)
State and political subdivisions	1,083	(21)	545	(69)	1,628	(90)
Trust preferred securities	-	-	-	-	-	-
Total	$16,678	$(272)	$545	$(69)	$17,223	$(341)

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

Fair Value of Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)
September 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$71,925	--	$71,761	$164

Balance, January 1, 2010	$30
Purchases, sales, issuances and settlements	(9)
Unrealized gains included in other comprehensive income	143
Balance, September 30, 2010	$164

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically result from the application of lower of cost or market accounting or a write-down occurring during the period.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2010.  There were no nonrecurring fair value adjustments for the period ending September 30, 2009.

September 30, 2010	Level 1	Level 2	Level 3	Gains (Losses) Nine Months Ended September 30, 2010
(Dollars in thousands)
Impaired loans	--	--	$1,344	$(57)
Other real estate owned	--	--	476	(26)

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Mortgage Loans Held For Sale

Mortgage loans held for sale consist of residential mortgage loans held for sale that are valued based on traded market value of similar assets where available and/or discounted cash flows at market interest rates and were recorded in loans held for sale in the Consolidated Balance Sheets.  The Company classifies mortgage loans held for sale subject to fair value adjustments as Level 2.

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

Impaired Loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3.

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

The estimated fair values of financial instruments were as follows for the dates indicated:

	At September 30,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$4,958	$4,958	$17,778	$17,778
Available-for-sale securities	71,925	71,925	113,527	113,507
Loans held for sale	4,249	4,249	2,609	2,609
Loans, net of allowance for loan losses	229,758	229,210	199,693	200,063
FHLB stock	2,988	2,988	2,988	2,988
Interest receivable	1,200	1,200	1,475	1,475

Financial liabilities
Deposits	$220,969	$221,344	$207,930	$208,393
Securities sold under agreement to repurchase	6,004	6,004	8,015	8,015
Interest payable	439	439	559	559
FHLB advances	13,000	13,996	28,000	28,675
Other borrowings	35,000	38,102	35,000	36,483
Forward sale commitments	12	12	20	20
Loan commitments	-	-	-	-

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

NOTE 7 –SUBSEQUENT EVENTS

In connection with the preparation of the interim financial statements included in this Form 10-Q, the Company has evaluated events and transactions through the date on which such interim financial statements were issued and has determined that no significant events occurred after September 30, 2010, but prior to the issuance of these financial statements, that would have a potential material impact on its Condensed Consolidated Financial Statements.

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At September 30, 2010, the Company had total assets of $344.9 million, deposits of $221.0 million and shareholders’ equity of $67.2 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

Other-than-temporary Impairment of Securities.  Investments that we currently own could suffer declines in fair value that are other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an other-than-temporary impairment on investments.  We did not record any other-than-temporary impairment of securities during the first nine months of 2010.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total Assets. At September 30, 2010, total assets were $344.9 million, an increase of $630,000, or 0.18%, compared to $344.2 million at December 31, 2009.

Cash and Cash Equivalents. Cash and cash equivalents were $17.0 million at September 30, 2010 compared to $11.9 million at December 31, 2009.  Excess funds generated primarily by calls and sales of investment securities contributed to an increase of $9.8 million in lower-yielding interest-bearing demand deposits at other banks to $11.4 million at September 30, 2010, compared to $1.7 million at December 31, 2009.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities.  Total securities were $71.9 million at September 30, 2010, a decrease of $26.8 million, or 27.2%, compared to $98.7 million as of December 31, 2009.  The decrease was primarily due to the sale of certain investments, continued repayments on mortgage-backed bonds and calls of higher-yielding investments during 2010 which were replaced with more liquid investments but which carry a lower rate of return.

Loans.  Net loans increased $18.6 million, or 8.8%, to $229.8 million at September 30, 2010 compared to $211.1 million as of December 31, 2009.  Our primary lending activity is the origination of loans secured by real estate, which grew to $185.9 million at September 30, 2010 compared to $169.9 million as of December 31, 2009.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Loan Loss Allowance.  The allowance for loan losses increased by $262,000, or 9.3%, to $3.1 million at September 30, 2010 compared to $2.8 million as of December 31, 2009.  Non-performing assets increased by $1.7 million over the first nine months of 2010. The quality of the Company’s loan portfolio continues to rely heavily on the resilience of the local real estate market and a significant deterioration in that market or other negative economic conditions, among other things, could have a negative impact on the Company’s financial condition and results of operations.

Non-performing assets (consisting of non-accrual loans and real estate owned) totaled $3.4 million at September 30, 2010 compared to $1.7 million at December 31, 2009.  The increase was primarily related to two commercial real estate relationships secured by residential real estate, commercial real estate and land.  Management continues to monitor these loans and believes that the loans are well collateralized.  Additionally, the Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was increased primarily due to the growth in the loan portfolio and, to a lesser extent, weakened economic conditions and changes in the mix of loans in the Bank’s portfolio.

Deposits. Total deposits increased by $4.7 million, or 2.2%, to $221.0 million at September 30, 2010 compared to $216.2 million as of December 31, 2009.  During the first nine months of 2010, the Company experienced an increase of $9.7 million in savings, interest checking and money market accounts, while certificates of deposits decreased $4.8 million and demand deposits decreased $236,000.

Borrowings.   Total borrowings with other banks remained unchanged and totaled $35.0 million at both September 30, 2010 and at December 31, 2009.  FHLB advances also remained unchanged and totaled $13.0 million at both September 30, 2010 and December 31, 2009.   Securities sold under agreements to repurchase totaled $6.0 million as of September 30, 2010 compared to $6.9 million as of December 31, 2009.

Shareholders’ Equity.  Total shareholders’ equity decreased by $3.4 million, or 4.8%, to $67.2 million as of September 30, 2010, compared to $70.5 million as of December 31, 2009.  In addition to net income of $1.1 million, other significant changes in shareholders’ equity during the first nine months of 2010 included $747,000 of dividends paid and $5.3 million of common shares purchased and retired.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General.  Net income for the three months ended September 30, 2010 was $472,000, an increase of 21.0% compared to net income of $390,000 for the three months ended September 30, 2009.  The increase was primarily due to an increase of $322,000 in net interest income after the provision for loan losses and a $26,000 increase in non-interest income.  These positive impacts to earnings were partially offset by an increase of $208,000 in non-interest expense and an increase of $58,000 in the provision for income taxes.

Net Interest Income.  The Company experienced an increase of $390,000, or 14.0% in net interest income which was $3.2 million for the three months ended September 30, 2010 compared to $2.8 million for the three months ended September 30, 2009.  Total interest income remained relatively unchanged at $4.4 million for the three months ended September 30, 2010 compared to the prior year period.

Interest income on loans increased 19.5% to $3.5 million during the three months ended September 30, 2010 as the average outstanding balance increased by 19.0% or $36.8 million to $230.7 million, while the yield on the portfolio remained virtually unchanged from the same period one year ago.

Interest income on investment securities decreased by $518,000, or 38.1%, to $840,000 from the same period one year ago as average balances decreased by 34.9% or $40.7 million and average yields decreased 24 basis points.  The primary reason for the decline in average balances during the period was accelerated prepayments on mortgage backed securities due to falling interest rates.  Additionally, calls on higher yielding agency bonds were significant during the period, thereby contributing to the decline in average balances and the lower yield on investments.

Total interest expense decreased by $348,000 or 22.3% to $1.2 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  The average balance of interest-bearing deposits increased 6.2% to $203.2 million for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009.  Interest paid on interest-bearing deposits declined by $339,000, or 30.9%, to $758,000 for the three month period ended September 30, 2010 as the average interest rate paid declined 79 basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and lower rates paid on transaction accounts as market rates declined.  Interest paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreements to repurchase, decreased slightly by $9,000 or 6.8% while average balances on FHLB advances and other borrowings decreased to $19.9 million at September 30, 2010, compared to $33.4 million as of September 30, 2009 and the average interest rate paid increased 90 basis points.  The increase in interest rate paid was due to lower rate, short-term FHLB borrowings declining, while $13.0 million in long-term FHLB borrowings remained at an average rate of 3.0%.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, as the interest rate paid on the borrowings remained unchanged.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2010 and 2009.

	Average Balance Sheet for the
	Three Months Ended September 30,
		2010			2009

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits	$19,375	$20	0.41%	$8,870	$40	1.79%
Loans	230,700	3,469	5.97%	193,887	2,904	5.94%
Investment securities	76,015	840	4.38%	116,709	1,358	4.62%
Other interest-earning assets	4,837	53	4.35%	5,958	38	2.53%
Total interest-earning assets	330,927	4,382	5.25%	325,424	4,340	5.29%

Noninterest-earning assets	16,815			22,440
Total	$347,742			$347,864

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	203,198	758	1.48%	191,410	1,097	2.27%
FHLB advances and other borrowings	19,861	124	2.48%	33,350	133	1.58%
Long-term borrowings at other banks	35,000	329	3.73%	35,000	329	3.73%
Total Interest-Bearing Liabilities	258,059	1,211	1.86%	259,760	1,559	2.38%

Noninterest-bearing deposits	17,537			15,314
Other noninterest-bearing liabilities	4,177			2,492
Shareholders' equity	67,969			70,298

Total	$347,742			$347,864

Net Interest Income		$3,171			$2,781

Net Yield on Earning Assets			3.80%			3.39%

Interest rate spread			3.39%			2.91%

Average interest-earning assets to
average interest-bearing liabilities			128.24%			125.28%

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

	Three Months Ended
	September 30, 2010 Compared to September 30, 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(40)	$20	$(20)
Loans	526	39	565
Investment securities	(291)	(227)	(518)
Other interest-earning assets	(31)	46	15
Total Earning Assets	164	(122)	42

Interest paid on:
Interest bearing deposits	1,745	(2,084)	(339)
FHLB advances and other borrowings	15	(24)	(9)
Long-term borrowings at other banks	-	-	-
Total Interest-Bearing Liabilities	1,760	(2,108)	(348)
Change in Net Interest Income	$(1,596)	$1,986	$390

Provision for Loan Losses.  The Company recorded a provision for loan losses of $248,000 for the three months ended September 30, 2010 compared to a provision of $180,000 for the three months ended September 30, 2009.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was higher for the third quarter of 2010 primarily due to changes in economic conditions and in the mix of loans in the Bank’s portfolio and, to a lesser extent, growth in the Bank’s loan portfolio during that quarter.

Non-interest Income. The following table summarizes non-interest income for the three months ended September 30, 2010 and 2009 and the percentage change for each category of income.

	Three Months Ended September 30,
	2010	2009	% Change
		(Dollars in thousands)
Non-interest income
Service charges on deposit accounts and other fees	299	341	(12.32	) %
Loan servicing and other fees	21	19	10.53%
Net gains on sales of mortgage loans held for sale	327	279	17.20%
Net realized gain on sales of available-for-sale securities	-	2	(100.00	) %
Insurance and brokerage commission	42	39	7.69%
Other	8	(9)	(188.89	) %
Total noninterest income	$697	$671	3.87%

Non-interest income for the three months ended September 30, 2010 increased marginally to $697,000, compared to $671,000 for the three months ended September 30, 2009.  The increase in non-interest income was due primarily to increases of $48,000 or 17.2% in net gains on mortgage loan sales, as refinancing activity increased during the third quarter of 2010 compared to the third quarter of 2009.  This increase was primarily offset by a decrease of $42,000 in customer service and other fees during the third quarter of 2010 compared to the third quarter of 2009.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended September 30, 2010 and 2009 and the percentage change for each expense category.

	Three Months Ended September 30,
	2010	2009	% Change
		(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$1,625	$1,388	17.07%
Net occupancy	176	166	6.02%
Equipment	184	174	5.75%
Data processing	220	195	12.82%
Professional fees	98	123	(20.33	) %
Marketing	63	74	(14.86	) %
Office expense	69	73	(5.48	) %
Loan collection and repossession expense	36	13	176.92%
Other	402	459	(12.42	) %
Total non-interest expense	$2,873	$2,665	7.80%

Total non-interest expense increased $208,000, or 7.8% to $2.9 million for the three months ended September 30, 2010 as compared to the same period in 2009.  The increase in non-interest expense was primarily attributable to increased salaries and employee benefits of $237,000, mainly due to higher incentive accruals and group insurance expense for the third quarter of 2010 compared to the third quarter of 2009.  Increases in data processing fees of $25,000 and loan collection and repossession expense of $23,000 during the third quarter of 2010 compared to the third quarter of 2009 were somewhat offset by decreases of $25,000 in professional fees and $57,000 in other expense for the same comparable periods.

Income Taxes. Income tax expense for the three months ended September 30, 2010 was $275,000 compared to $217,000 for the same period in 2009. The effective income tax rate for the three months ended September 30, 2010 was 36.8% compared to 35.7% for the three months ended September 30, 2009.  The higher income tax expense for the three months ended September 30, 2010 was primarily due to increased income before income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General.  Net income increased $430,000 to $1.1 million for the nine months ended September 30, 2010 compared to net income of $700,000 for the nine months ended September 30, 2009.  The increase in net income was primarily due to an increase of $1.3 million in net interest income which was partially offset by an increase of $487,000 in the provision for income taxes and an increase of $200,000 in the provision for loan losses.

Net Interest Income.  Total interest income increased by $314,000 or 2.4%, to $13.2 million for the nine months ended September 30, 2010 compared to the prior year period.

Interest income on loans increased by 22.0% to $10.1 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as average outstanding loans increased by $40.9 million, or 21.9%, to $227.1 million, while the yield on the portfolio remained unchanged.

Interest income on investment securities decreased by $1.5 million, or 34.0%, to $2.9 million for the nine months ended September 30, 2010 as compared to the same period in 2009 as average balances decreased $37.5 million and average yields decreased 22 basis points.  The primary reason for the decline in average balances during the 2010 period was accelerated prepayments on mortgage backed securities due to falling interest rates.  Additionally, calls on higher yielding agency bonds were significant during the 2010 period thereby contributing to the decline in average balances and average yields.

Total interest expense decreased $1.0 million or 21.0% to $3.9 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The average balance of interest-bearing deposits increased 7.8% to $200.8 million as of September 30, 2010 compared to September 30, 2009.  Interest paid on interest-bearing deposits decreased by $1.0 million, or 28.6%, to $2.5 million for the nine-month period ended September 30, 2010 as the average interest rate paid declined 85 basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and lower rates paid on transaction accounts as market rates declined.

Interest paid on FHLB advances and other borrowings decreased $25,000 or 6.2% for the first nine months of 2010, compared to the same period last year.  The average interest rate paid on FHLB advances and other borrowings, increased by 93 basis points as of September 30, 2010 as average balances of FHLB advances and other borrowings decreased to an average of $19.7 million compared to average balances of $32.8 million as of September 30, 2009, which included long-term FHLB advances and securities sold under agreement to repurchase.  The increase in average interest rate paid was due to lower rate, short-term FHLB borrowings declining, while $13.0 million in long-term FHLB borrowings remained at an average rate paid of 3.0%.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million as of September 30, 2010 compared to September 30, 2009 and the interest rate paid on the borrowings remained unchanged.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2010 and 2009.

	Average Balance Sheet for the
	Nine Months Ended September 30,
		2010			2009

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits	$11,275	$27	0.32%	$6,123	$109	2.38%
Loans	227,089	10,077	5.93%	186,239	8,257	5.93%
Investment securities	83,833	2,883	4.60%	121,339	4,371	4.82%
Other interest-earning assets	4,971	169	4.55%	5,702	105	2.46%
Total interest-earning assets	327,168	13,156	5.38%	319,403	12,842	5.38%

Noninterest-earning assets	18,634			21,245
Total	$345,802			$340,648

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	200,827	2,493	1.66%	186,170	3,494	2.51%
FHLB advances and other borrowings	19,657	380	2.58%	32,795	405	1.65%
Long-term borrowings at other banks	35,000	979	3.74%	35,000	979	3.74%
Total Interest-Bearing Liabilities	255,484	3,852	2.02%	253,965	4,878	2.57%

Noninterest-bearing deposits	17,466			14,460
Other noninterest-bearing liabilities	3,907			2,415
Shareholders' equity	68,945			69,808

Total	$345,802			$340,648

Net Interest Income		$9,304			$7,964

Net Yield on Earning Assets			3.80%			3.33%

Interest rate spread			3.36%			2.81%

Average interest-earning assets to
average interest-bearing liabilities			128.06%			125.77%

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

	Nine Months Ended
	September 30, 2010 Compared to September 30, 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(513)	$431	$(82)
Loans	1,801	19	1,820
Investment securities	(1,235)	(253)	(1,488)
Other interest-earning assets	(32)	96	64
Total Earning Assets	21	293	314

Interest paid on:
Interest bearing deposits	807	(1,808)	(1,001)
FHLB advances and other borrowings	54	(79)	(25)
Long-term borrowings at other banks	-	-	-
Total Interest-Bearing Liabilities	861	(1,887)	(1,026)
Change in Net Interest Income	$(840)	$2,180	$1,340

Provision for Loan Losses.   The Company recorded a provision for loan losses of $707,000 for the nine months ended September 30, 2010 compared to a provision of $507,000 for the nine months ended September 30, 2009.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was higher for the first nine months of 2010 primarily due to changes in economic conditions and in the mix of loans in the Bank’s portfolio and, to a lesser extent, growth in the Bank’s loan portfolio.

Non-interest Income. The following table summarizes non-interest income for the nine months ended September 30, 2010 and 2009 and the percentage change for each category of income.

	Nine Months Ended September 30,
	2010	2009	% Change
	(Dollars in thousands)
Non-interest income
Service charges on deposit accounts and other fees	903	918	(1.63	) %
Loan servicing and other fees	66	50	32.00%
Net gains on sales of mortgage loans held for sale	890	977	(8.90	) %
Net realized gain on sales of available-for-sale securities	77	7	1000.00%
Insurance and brokerage commission	112	101	10.89%
Other	20	3	566.67%
Total noninterest income	$2,068	$2,056	0.58%

Non-interest income experienced a slight increase of $12,000 for the nine months ended September 30, 2010 compared to the corresponding period in 2009.  The increase was primarily due to an increase of $70,000 in net realized gains on sales of available-for-sale securities and increase in other non-interest income of $17,000 which was positively impacted by having no loss on sale of premises and equipment during 2010 compared to a loss of $17,000 on sale of premises and equipment during 2009. These increases in non-interest income were partially by offset lower net gains on sales of mortgage loans held for sale which declined $87,000 during the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009.

Non-interest Expense. The following table summarizes non-interest expense for the nine months ended September 30, 2010 and 2009 and the percentage change for each expense category.

	Nine Months Ended September 30,
	2010	2009	% Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$4,774	$4,380	9.00%
Net occupancy	512	504	1.59%
Equipment	546	494	10.53%
Data processing	664	679	(2.21	) %
Professional fees	295	355	(16.90	) %
Marketing	199	238	(16.39	) %
Office expense	205	219	(6.39	) %
Loan collection and repossession expense	162	21	671.43%
Other	1,319	1,551	(14.96	) %
Total non-interest expense	$8,676	$8,441	2.78%

Total non-interest expense was $8.7 million for the nine months ended September 30, 2010, a $235,000 increase as compared to the same period in 2009.  Salaries and employee benefits increased $394,000 during the first nine months of 2010 compared to the first nine months of 2009 primarily due to increased incentive accruals and group insurance expense and decreased deferral loan costs. Loan collection and repossession expense increased by $141,000 to $162,000 during the first nine months of 2010 compared to the first nine months of 2009 primarily due to costs associated with foreclosures on one-to-four family residential loans and one commercial real estate loan and the costs incurred to maintain and repair foreclosed properties.  Equipment expense increased $52,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to higher depreciation and maintenance contract expense.

These increases in non-interest expense were partially offset by lower professional fees which decreased $60,000 primarily due to a decline in audit and tax expense and consulting fees for the first nine months of 2010 compared to the first nine months of 2009.   Data processing charges decreased by $15,000 for the first nine months of 2010 compared to the first nine months of 2009, primarily due to negotiated lower fees with our main core processing provider.  Marketing expenses declined by $39,000 for the first nine months of 2010 compared to the same period in 2009, primarily as a result of decreased advertising costs. Other non-interest expense decreased $232,000 for the nine months ended September 30, 2010 compared to the same period of 2009.  The decrease in other non-interest expense was primarily attributable to lower FDIC assessments during 2010 compared to 2009.  During the first quarter of 2009, the FDIC imposed industry-wide increases in assessment rates, which negatively affected non-interest expense for the period and throughout fiscal 2009, and also imposed a one-time special assessment which occurred at June 30, 2009.

Income Taxes. Income tax expense for the nine months ended September 30, 2010 was $859,000 compared to $372,000 for the same period in 2009. The effective income tax rate for the nine months ended September 30, 2010 was 43.2% compared to 34.7% for the nine months ended September 30, 2009.  The increase in the income tax expense was due to higher taxable income.  Additionally, during the second quarter of 2010 management adjusted the income tax accrual to more accurately reflect the Company’s income tax position.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on its operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $17.0 million. Securities classified as available-for-sale, totaling $71.9 million at September 30, 2010, provide additional sources of liquidity. In addition, at September 30, 2010, the Bank’s maximum collateral borrowing capacity was approximately $60.0 million from the Federal Home Loan Bank of Cincinnati and its maximum collateral borrowing capacity through the Discount Window at the Federal Reserve Bank was $57.1 million. At September 30, 2010, the Bank had $13.0 million of Federal Home Loan Bank advances outstanding.  At September 30, 2010, the Bank did not have any advances outstanding through the Discount Window.

At September 30, 2010, the Company (on an unconsolidated basis) had liquid assets of $13.4 million.  These funds are available to pay dividends, repurchase stock and for other general corporate purposes.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

The following table includes the Bank’s capital ratios as of September 30, 2010:

Tier 1 Core Capital (to adjusted total assets)	13.67%
Tangible Equity Ratio (to tangible assets)	13.67%
Tier 1 Risk-Based Capital (to risk-weighted assets)	18.31%
Total Risk-Based Capital (to risk-weighted assets)	19.31%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $0.15 during the first three quarters of 2010.  The dividend payout ratio for the first nine months of 2010, representing dividends per share divided by diluted earnings per share, was 57.7%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the nine months ended September 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at September 30, 2010, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 5, 2010.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2010, the Company was not a party to any pending legal proceedings.  At September 30, 2010, First Federal Savings Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 5, 2010, (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as amended, as initially filed with the SEC on August 9, 2010.  As of September 30, 2010, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K and Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s board of directors has authorized three stock repurchase programs.  The stock repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders.  Under the first stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares or 5.0%, of the Company’s outstanding common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The first stock repurchase program was completed during the first quarter of 2010.  On March 4, 2010, a second repurchase program was approved which authorized the repurchase of up to 252,319 or 5.0% of the Company’s outstanding common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The second stock repurchase program was completed during the third quarter of 2010.  On June 9, 2010, a third repurchase program was approved which authorized the repurchase of up to 240,524 or 5.0% of the Company’s outstanding common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the most recent fiscal quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
July 1, 2010 to July 31, 2010	2,600	$10.518	2,600	291,193
August 1, 2010 to August 31, 2010	84,201	10.708	76,500	214,693
September 1, 2010 to September 30, 2010	30,600	10.898	30,600	184,093
Total	117,401	$10.754	109,700	184,093

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

                       FIRST ADVANTAGE BANCORP

Dated: November 10, 2010	By:/s/Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: November 10, 2010	By:/s/Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer