Form 10-K
period 2010-12-31
First Advantage Bancorp
filed 2011-03-07
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No    X
As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock on the Nasdaq Global Market, was approximately $37.33 million.

The number of shares outstanding of the registrant’s common stock as of March 4, 2011 was 4,632,494.

DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of First Advantage Bancorp, to be held on May 18, 2011, are incorporated by reference in Part III of this Form 10-K.

INDEX

		Page
	Part I

Item 1.	Business	1
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Removed and Reserved	26

	Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	53
Item 9B.	Other Information	53

	Part III

Item 10.	Directors, Executive Officers and Corporate Governance	54
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54

Item 13.	Certain Relationships and Related Transactions, and Director Independence	56
Item 14.	Principal Accounting Fees and Services	55

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	55

	SIGNATURES	57

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

The economy of Montgomery County is significantly influenced by Fort Campbell, a nearby U.S. Army installation, and Austin Peay State University, one of the county’s top employers and one of the fastest growing universities in Tennessee, with an enrollment of approximately 10,100 students, and by the county’s proximity to Nashville, Tennessee.  A growing number of young military retirees from Fort Campbell and the expanding Austin Peay State University community, as well as an increased number of commuters to the Nashville metropolitan area, have created a housing demand that currently supports lending activities in our primary market area.  Additionally,  Hemlock Semiconductor LLC (“HSC”), a polycrystalline silicon manufacturer,  is constructing a new state-of-the-art $1.2 billion manufacturing facility in Clarksville. Upon completion of the initial investment, the Clarksville site is expected to employ more than 500 people, and will employ up to 800 when expanded.  It is anticipated that construction of the HSC facility will also employ 1,000 construction workers during the next four to six years.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities and mortgage brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 11.2% of the FDIC-insured deposits in Montgomery County, Tennessee.  This data does not reflect deposits held by credit unions with which we also compete.  In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area.  Some of these institutions are larger than us and, therefore, may have greater resources.

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

We believe we are not dependent upon any single industry or customer.

Lending Activities

The largest segment of our loan portfolio is real estate mortgage loans, primarily one-to-four family residential loans and nonresidential real estate loans.  The other significant segments of our loan portfolio are construction loans, primarily one-to-four family construction loans (including speculative construction loans), multi-family loans, commercial business loans and land loans.  To a lesser degree, we also originate consumer loans.  We originate loans for investment purposes, although we generally sell a substantial majority of our one-to-four family residential loans into the secondary market with servicing released.  See note 5 to the notes to the consolidated financial statements beginning on page F-1 of this annual report.

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

We originate a variety of fixed- and adjustable-rate nonresidential real estate loans, generally for terms of one to seven years and with payments based on an amortization schedule of 15 to 25 years.  Our adjustable-rate loans generally adjust based on either the prime lending rate or the First Federal Base Rate every three to five years.  Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.  Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

At December 31, 2010, our largest nonresidential real estate loan had an outstanding balance of $5.0 million.  This loan, which was originated in September 2009, is secured by a deed of trust and was performing in accordance with its original terms at December 31, 2010.

Construction Loans. We originate construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes.  Interest rates on these loans are generally tied to the prime lending rate.  We generally may finance up to 75% to 80% of the appraised value of the completed property.  We also offer construction loans for the financing of one-to-four family and multiple family homes, which may convert into permanent loans at the end of the construction period.  We generally require a maximum loan-to-value ratio of 80% for construction loans on owner occupied homes.  We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.  At December 31, 2010, our largest non-speculative construction loan commitment was for $1.4 million, with an outstanding balance of $545,000.   This loan commitment was originated in October 2010.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination.  At December 31, 2010, we had approved commitments for speculative construction loans of $22.0 million, of which $15.9 million was outstanding.  We require a maximum loan-to-value ratio of 80% for speculative construction loans.  We believe we have implemented strict underwriting requirements for speculative construction loans to help ensure that loans are made to a limited group of reputable, financially sound builders and for feasible projects having an adequate demand to facilitate the sale of the properties within an acceptable period of time.  Each month we monitor the total number of speculative units under construction, the number of units with each builder, and the number of units within each subdivision.  At December 31, 2010, our largest aggregate speculative construction loan commitment to a single builder was for $1.5 million, of which $1.4 million was outstanding.  These loans were originated in February 2009, December 2009, May 2010 and October 2010 and are secured by three single family residences and eight condominium buildings under construction and the underlying lots.  At December 31, 2010, these loans were performing in accordance with their original terms.

Land Loans.  We originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions.  Land loans are generally interest-only loans for a term of up to three years (one year to develop the property and approximately two years to liquidate the lots with a minimum principal reduction required annually and with repayment in full resulting from the sale of the improved property.  At December 31, 2010, our largest land loan had an outstanding balance of $3.7 million ($1.3 million of which was a participation loan).  This loan, which was originated in December 2009 and is secured by approximately 303 acres, was performing in accordance with its original terms at December 31, 2010.

Multi-Family Real Estate Loans.  We offer multi-family mortgage loans that are generally secured by apartment buildings in our primary market area.  We originate a variety of fixed- and adjustable-rate multi-family real estate loans, generally for terms of one to seven years and with payments based on an amortization schedule of 15 to 25 years.  Our adjustable-rate loans generally adjust based on the prime lending rate or the First Federal Base Rate every three to five years.   Loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.  Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our stated capital and reserves.    At December 31, 2010, our largest lending relationship and our largest outstanding loan balance to one borrower was $5.8 million, which was comprised of a developed subdivision, an adjacent tract for future development, a farm and a construction loan for a personal residence.   These loans were performing according to their original terms at December 31, 2010.

Loan Commitments.  We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 30 to 45 days.  See note 16 to the notes to the consolidated financial statements beginning on page F-1 of this annual report.

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

At December 31, 2010, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, including debt securities issued by government sponsored enterprises, municipal and other bonds, collateralized mortgage obligations and corporate debt securities.

We invest in callable securities.  Our callable securities, with a fair market value of $15.8 million at December 31, 2010, consist of U.S. government agency bonds and securities that are callable within one year, corporate debt securities that are callable at periods ranging from one to three years, and state and political subdivision bonds that are callable beginning in periods ranging from two to ten years. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities.  Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, and to provide an alternate source of low-risk investments at a favorable return when loan demand is weak.  Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy.  Our Chief Financial Officer and Chief Executive Officer are responsible for implementation of the investment policy and monitoring our investment performance.   Our board of directors receives monthly reports on investment activity and, as part of the monthly financial report, is informed as to the mix of investments, yields by category of investment and the overall yield on the portfolio, as well as any gains or losses incurred during the prior month.

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

Borrowings.  We use advances from the Federal Home Loan Bank of Cincinnati and Federal Reserve Bank through the Discount Window to supplement our investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans, non-residential real estate loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of December 31, 2010, we had 84 full-time employees and 3 part-time employees, none of whom is represented by a collective bargaining unit.  We believe that our relationship with our employees is good.

Subsidiaries

First Federal Savings Bank has one subsidiary, First Financial Mortgage Corp., which was inactive at December 31, 2010.  On December 19, 2007, First Financial Mortgage Corp. conveyed its only remaining tangible asset, the Blue Hole Lodge, to First Advantage Bancorp for the sum of $200,000.   Acquired in 2001 as a meeting and training center, the Blue Hole Lodge property consists of approximately five acres with an improved lodge building.  Acquisition and improvement costs totaled approximately $1.3 million.  As of December 31, 2010, the property had been written down to $200,000, which is the estimated fair market value of the property.

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

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•	Abolish the Office of Thrift Supervision and transfer functions of the Office of Thrift Supervision to other federal banking agencies.
•
Transfer the regulation, supervision, and rulemaking authority of federal savings banks, such as First Federal Savings Bank, to the Office of Comptroller of the Currency (except rulemaking relating to affiliate transactions, loans to insiders and tying arrangements, which will be transferred to the Federal Reserve Board).

•	Transfer the regulation, supervision and rulemaking authority of savings and loan holding companies, such as First Advantage Bancorp, to the Federal Reserve Board.
•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•
Require the Office of the Comptroller of the Currency to seek to make its capital requirements countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•
Require financial holding companies, such as First Advantage Bancorp, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.

•
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.
•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2010, First Federal met each of these capital requirements. See note 12 to the consolidated financial statements beginning on page F-1 of this annual report.

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

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e.,  examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Federal, it is a subsidiary of a holding company.  If First Federal’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.  See note 12 to the consolidated financial statements of this annual report.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  As of December 31, 2010, First Federal maintained 95.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Office of the Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority as to federal savings associations pursuant to the Dodd-Frank Act regulatory restructuring.

Assessments.  Federal savings banks and holding companies are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio.   The Office of Thrift Supervision assessments paid by First Federal for the year ended December 31, 2010 totaled $96,000.

Insurance of Deposit Accounts. First Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations.  Assessment rates currently range from seven to 77.5 basis points of assessable deposits.  The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

On February 7, 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act.  The final rule, which will take effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity.   Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets.  For purposes of the final rule, tangible equity is defined as Tier 1 capital.  Prior to the April 1, 2011 effective date of the final rule, the FDIC will continue to calculate the assessment base from adjusted domestic deposits.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary.

In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  First Federal participates in the unlimited noninterest- bearing transaction account coverage and First Federal and First Advantage Bancorp opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

           In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2010 averaged 1.05 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal.  Management cannot predict what insurance assessment rates will be in the future.

FDIC insurance expense totaled $278,000 and $448,000 in 2010 and 2009, respectively. FDIC expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments.

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

Temporary Liquidity Guarantee Program.  In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts  held at participating FDIC insured institutions through December 31, 2010 (extended twice from December 31, 2009 and June 30, 2010, respectively, subject to an opt-out provision, by subsequent amendment). The Company elected to participate in both guarantee programs and did not opt out of the extension of the transaction account guarantee program. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the first six-month extension period in 2010, the fee assessment increased to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.

Separate temporary unlimited coverage for non-interest bearing transaction accounts became effective on December 31, 2010 and will last until December 31, 2012.

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

Incentive Compensation. In June 2010, the Federal Reserve, OCC and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Federal Home Loan Bank System.  First Federal is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  First Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater.  At December 31, 2010, First Federal complied with this requirement with an investment in Federal Home Loan Bank stock of $3.0 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts).  At December 31, 2010, the regulations provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  First Federal Savings Bank complies with the foregoing requirements.

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

The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies.  That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six month extension.

Activities Restrictions.  A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision, and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends.  First Federal must notify the Office of Thrift Supervision thirty (30) days before declaring any dividend to First Advantage Bancorp.  The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Federal Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2006.  For 2010, First Federal’s maximum federal income tax rate was 34.0%.

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

Below is information regarding our executive officers who are not also directors.  Ages presented are as of December 31, 2010.

Patrick C. Greenwell has been Chief Financial Officer of First Federal Savings Bank since 2005.  Before joining First Federal Savings Bank, Mr. Greenwell was Senior Vice President, Information Systems with Wachovia Bank.  Age 52.

Franklin G. Wallace has served as the Chief Information Officer of First Federal Savings Bank since 2005.  Before joining First Federal Savings Bank, Mr. Wallace was a Senior Vice President at Old National Bank (formerly Heritage Bank).  Age 60.

Jon R. Clouser has served as the Chief Lending Officer of First Federal Savings Bank since March 2007.  From March 2003 to March 2007, Mr. Clouser was an Executive Vice President of Cumberland Bank and Trust.  Mr. Clouser also served as a Senior Vice President of Old National Bank (formerly Heritage Bank) from 1990 to March 2003.  Age 57.

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

Our financial performance, in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate.  Overall, during 2009 and much of 2010, the business environment has been adverse for many households and businesses in the United States and worldwide and it is expected that such business environment will continue to deteriorate for the foreseeable future. While the business environment in Montgomery County, Tennessee, and the markets in which we operate have been less adverse than in the United States as a whole, a continued overall economic downturn could eventually have a negative affect in our market area.  Such conditions could adversely affect the credit quality of our loans, results of operations and our financial condition.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations

Our balance sheet leverage transactions are subject to reinvestment and interest rate risks.

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

A further downturn in the local economy or a continued decline in real estate values could hurt our profits.

A large majority of our loans are secured by real estate in Montgomery County, Tennessee, and the surrounding areas.  As a result of this concentration, a further downturn in the local economy could significantly increase nonperforming loans, which would hurt our profits.  Historically, Fort Campbell, a nearby U.S. Army installation, has played a significant role in the economy of our primary market area.  Future deployments would dampen economic activity. Furthermore, a continued decline in real estate values could lead to some of our mortgage loans becoming inadequately collateralized, which would expose us to greater risk of loss.  Additionally, a decline in real estate values could hurt our portfolio of construction loans, nonresidential real estate loans, and land loans and could reduce our ability to originate such loans.  For a discussion of our primary market area, see Item 1, “Business—Market Area.”

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

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Board of Governors of the Federal Reserve System.  The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions, such as the Bank,  will be reduced as well, and State Attorneys General will have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. However, the Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $536,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.1 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

We continually encounter technological change.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase the company’s interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1B.                      UNRESOLVED STAFF COMMENTS

None.

Item 2.                      PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2010.

Location	Year Opened	Approximate Square Footage	Status

Main Office: 1430 Madison Street Clarksville, Tennessee 37040	2006	17,000	Owned

Branch Offices: Tradewinds Branch 1929 Madison Street Clarksville, Tennessee 37043	2007	2,300	Owned

New St. Bethlehem Branch (1) 2070 Wilma Rudolph Boulevard Clarksville, Tennessee 37043	2009	4,000	Owned

North Clarksville Branch 1800 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1996	8,000	Owned

Riverbend Branch (2) 1265 Highway 48 Clarksville, Tennessee 37040	2009	2,100	Leased

Mortgage Office 933-F Tracy Lane Clarksville, Tennessee 37040	2010	1,277	Leased

ATM Site 1193 & 1195 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1984	N/A	Owned

Other Properties: Commercial Lot (3) Pleasant View, Tennessee 37040	N/A	N/A	Owned

St. Bethlehem Branch (3) 2141 Wilma Rudolph Boulevard Clarksville, Tennessee 37040	1985	4,600	Owned
Downtown (Drive-Thru Only) (3) 224 N. 2nd Street Clarksville, Tennessee 37042	1995	600	Owned

Blue Hole Lodge (4) 661 Dunbar Cave Road Clarksville, Tennessee 37043	N/A	N/A	Owned

_________________________________________________________________
(1)      The new St. Bethlehem Branch opened in February 2009.  The former St. Bethlehem branch was closed concurrent with theopening of the new branch.
(2)      The Riverbend Branch opened in March 2009.  The premise is leased from a related party (a partnership whose partnersinclude one director of the Company).
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

Market for Common Equity and Related Stockholder Matters
The Company’s common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FABK.”   The following table sets forth the high and low intra-day sales prices of First Advantage Bancorp’s common stock for each quarter of 2010 and 2009, as reported by Nasdaq, and the cash dividends paid per share.

			Cash
			Dividends
2010	High	Low	Paid

First Quarter	$10.75	$10.20	$0.05
Second Quarter	10.98	10.41	0.05
Third Quarter	10.87	10.12	0.05
Fourth Quarter	12.20	10.65	0.05

			Cash
			Dividends
2009	High	Low	Paid

First Quarter	$10.25	$9.00	$0.05
Second Quarter	9.88	8.96	0.05
Third Quarter	10.50	9.20	0.05
Fourth Quarter	10.75	10.20	0.05

    As of December 31, 2010, there were 4,632,494 shares of the Company’s common stock issued and 4,107,818 shares of the Company’s common stock outstanding.  Such outstanding shares were held by approximately 627 holders of record as of December 31, 2010.  The closing price per share of the Company’s common stock on December 31, 2010, the last trading day of the Company’s fiscal year, was $12.13.

Purchases of Equity Securities

The Company’s board of directors has authorized four stock repurchase programs.  The stock repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders.  Under the first stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares or 5.0%, of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The first stock repurchase program was completed during the first quarter of 2010.  On March 4, 2010, a second repurchase program was approved which authorized the repurchase of up to 252,319 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The second stock repurchase program was completed during the third quarter of 2010.  On June 9, 2010, a third repurchase program was approved which authorized the repurchase of up to 240,524 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors. On November 17,  2010, a fourth repurchase program was approved which authorized the repurchase of up to 231,624 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fourth quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
October 1, 2010 to October 31, 2010	45,900	$10.84	45,900	138,193
November 1, 2010 to November 30, 2010	-	-	-	138,193
December 1, 2010 to December 31, 2010	-	-	-	138,193
Total	45,900	$10.84	45,900	138,193

Item 6.              SELECTED FINANCIAL DATA

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Financial Condition Data:
Total assets	$345,252	$344,224	$338,404	$253,403	$213,419
Cash and due from banks	4,151	9,204	7,991	3,209	1,754
Interest-bearing demand deposits and time deposits at other banks	1,387	1,686	4,243	970	5,631
Federal funds sold	2,250	975	9	4,897	9,364
Available-for-sale securities, fair value	74,214	98,736	129,076	112,817	83,519
Loans available-for-sale	3,155	2,265	866	1,867	1,400
Loans receivable, net	238,346	211,137	176,412	115,959	98,370
Deposits	219,504	216,240	186,807	169,854	176,609
Federal Home Loan Bank advances and borrowings at other banks	48,000	48,000	73,550	-	-
Shareholders' equity (Total equity at December 30, 2006)	66,727	70,526	70,261	79,505	32,889

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data:	(Dollars in thousands)
Interest and dividend income	$17,571	$17,232	$17,285	$13,253	$12,406
Interest expense	4,999	6,367	6,602	6,016	5,153
Net interest income	12,572	10,865	10,683	7,237	7,253
Provision (credit) for loan losses	1,334	868	685	(364)	(736)
Net interest income after provision (credit) for loan losses	11,238	9,997	9,998	7,601	7,989
Non-interest income (1) (2) (3)	2,738	1,649	(13,796)	1,987	2,536
Non-interest expense	11,312	11,151	10,145	10,060	9,525
Income (loss) before provision (credit) for income taxes	2,664	495	(13,943)	(472)	1,000
Provision (credit) for income taxes	968	135	(5,848)	(217)	375
Net income (loss)	$1,696	$360	$(8,095)	$(255)	$625

Basic earnings per common share	$0.40	$0.08	$(1.73)	N/A	N/A
Diluted earnings per common share	$0.39	$0.08	$(1.73)	N/A	N/A
______________
(1)	In 2007, includes net loss on sale of securities of $301,000 and other-than-temporary impairment charges of $282,000.
(2)	In 2008, includes net loss on sale of securities of $2.7 million and other-than-temporary impairment charges of $13.6 million.
(3)	In 2009, includes other-than-temporary impairment charges of $1.1 million.

	At or for the Year Ended December 31,
Selected Financial Ratios and Other Data	2010		2009		2008		2007		2006

Performance Ratios:
Return on average assets	0.49%		0.10%		(2.60)%		(0.12)%		0.29%
Return on average equity	2.48		0.51		(10.65)		(0.69)		1.90
Interest rate spread (1)	3.41		2.86		2.86		2.76		3.04
Net interest margin (2)	3.84		3.37		3.60		3.45		3.60
Other expenses to average assets	3.27		3.24		3.26		4.56		4.49
Dividend payout ratio (3)	51.30		250.00		N/M		-		-
Efficiency ratio (4)	73.89		89.11		(325.89)		109.06		97.30
Average interest-earning assets to average interest-bearing liabilities	1.28	x	1.26	x	1.33	x	1.24	x	1.22	x
Average equity to average assets	19.82%		20.38%		24.41%		16.67%		15.48%

Capital Ratios (Bank only):
Tangible capital	13.89%		13.08%		12.86%		20.98%		15.18%
Core capital	13.89		13.08		12.86		20.98		15.18
Total risk-based capital	19.24		19.87		22.49		35.31		28.02

Asset Quality Ratios:
Allowance for loan losses as a percent of nonperforming loans	122.24%		200.50%		262.00%		180.62%		46.88%
Net charge-offs to average outstanding loans during the period	0.22		0.12		0.01		0.14		0.36
Non-performing loans as a percent of total loans	1.23		0.66		0.46		0.71		4.29
Non-performing assets as a percent of total assets	0.90%		0.50%		0.25%		0.33%		2.47%

Other Data:
Number of offices (5)	5		5		5		5		5
Number of deposit accounts	13,270		12,872		12,052		11,907		13,247
Number of loans	1,905		1,823		1,587		1,395		1,565

_______________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents dividends declared per common share divided by diluted earnings per common share.
(4)	Represents other expenses divided by the sum of net interest income and other income.
(5)	For 2006 through 2008 includes a limited service office with drive-thru and ATM services only.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2010 and 2009 and results of operations for each of the years in the two-year period ended December 31, 2010. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Improving our policies and procedures and internal control and information systems

We continue to improve our policies and procedures and will make further improvements to internal controls in order to maintain compliance with the provisions of the Sarbanes-Oxley Act of 2002.  In December of 2007 our board of directors adopted a new loan policy, effective January 1, 2008, which we believe supplies the proper structure for the Bank’s increased emphasis on small business, non-residential real estate and commercial lending and also supports the Bank’s future growth.

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

Nonresidential real estate loans were the largest segment of our loan portfolio as of December 31, 2010.  These loans totaled $77.1 million, or 31.9% of total loans, at December 31, 2010. At December 31, 2009, these loans totaled $63.9 million, or 29.9% of total loans.  The balance of nonresidential real estate loans increased during the year due to our emphasis on growing loans in this category, particularly with respect to small businesses.

At December 31, 2010, one-to-four family loans totaled $43.7 million, or 18.1% of total loans, compared to $44.6 million, or 20.8% of total loans at December 31, 2009.  The balance of one-to-four family loans increased during the year primarily due to the migration of maturing one-to-four family constructions loans to permanent one-to-four family loans.  Such loans were made in the typical course of business and on market terms, based on either original construction-to-permanent loan agreements with individuals or contractual curtailment terms with building contractors on speculative construction loans.   The Bank also occasionally originates and retains one-to-four family loans for specific customers.

Our construction loan portfolio consists primarily of residential construction loans, including speculative residential construction loans. Construction loans totaled $26.7 million, or 11.0% of total loans, at December 31, 2010. At December 31, 2009, these loans totaled $26.9 million, or 12.5% of total loans.

Land loans totaled $26.4 million, or 10.9% of total loans, at December 31, 2010, compared to $20.8 million, or 9.7% of total loans at December 31, 2009.  These loans are primarily secured by vacant land to be improved for residential development.  The increase in land loans during 2010 was consistent with the Bank’s construction lending efforts, including the development of vacant land for future residential or non-residential real estate projects.

Multi-family real estate loans totaled $13.6 million, or 5.6% of total loans at December 31, 2010. At December 31, 2009, these loans totaled $13.7 million, or 6.4% of gross loans.

Consumer loans totaled $22.0 million, or 9.1% of total loans, at December 31, 2010 compared to $19.9 million, or 9.3% of gross loans at December 31, 2009.

Commercial business loans totaled $32.5 million, or 13.4% of total loans at December 31, 2010 compared to $24.1 million, or 11.4% of total loans at December 31, 2009.  Commercial loan balances increased in 2010 due to management’s emphasis on diversification of the loan portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$43,695	18.1%	$44,582	20.8%	$38,210	21.4%
Multi-family	13,592	5.6	13,695	6.4	10,816	6.1
Nonresidential	77,089	31.9	63,910	29.9	54,375	30.4
Construction loans:
One-to-four family	20,373	8.4	13,880	6.5	16,769	9.4
Multi-family	357	0.1	3,060	1.4	2,060	1.1
Nonresidential	5,929	2.5	9,941	4.6	5,410	3.0
Land loans	26,394	10.9	20,849	9.7	14,216	8.0
Total real estate loans	187,429	77.5	169,917	79.3	141,856	79.4

Consumer:
Home equity loans and lines of credit	18,761	7.7	16,445	7.7	13,575	7.6
Auto loans	639	0.3	850	0.4	984	0.6
Deposit loans	377	0.2	257	0.1	255	0.1
Other	2,240	0.9	2,339	1.1	1,938	1.1
Total consumer loans	22,017	9.1	19,891	9.3	16,752	9.4

Commercial loans	32,460	13.4	24,069	11.4	20,105	11.2

Total loans	241,906	100.0%	213,877	100.0%	178,713	100.0%
Allowance for loan losses	(3,649)		(2,813)		(2,175)
Net deferred loan costs	89		73		(126)
Loans receivable, net	$238,346		$211,137		$176,412

	2007		2006
	Amount	Percent	Amount	Percent

Real estate loans:
Permanent loans:
One-to-four family	$31,639	26.9%	$34,997	34.8%
Multi-family	5,043	4.3	7,823	7.8
Nonresidential	27,186	23.1	26,560	26.4
Construction loans:
One-to-four family	13,019	11.1	13,042	13.0
Multi-family	3,408	2.9	1,165	1.2
Nonresidential	4,282	3.6	869	0.8
Land loans	11,539	9.8	6,989	6.9
Total real estate loans	96,116	81.7	91,445	90.9

Consumer:
Home equity loans and lines of credit	7,686	6.5	6,055	6.0
Auto loans	505	0.4	377	0.4
Deposit loans	776	0.7	502	0.5
Other	1,134	1.0	541	0.5
Total consumer loans	10,101	8.6	7,475	7.4

Commercial loans	11,412	9.7	1,675	1.7

Total loans	117,629	100.0%	100,595	100.0%
Allowance for loan losses	(1,510)		(2,025)
Net deferred loan costs	(160)		(200)
Loans receivable, net	$115,959		$98,370

Loan Maturity

The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2010
		Multi-
		Family and
		Nonresidential
	One-to-Four	Real Estate					Total
	Family	Loans	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$10,016	$9,952	$26,373	$12,650	$13,344	$13,730	$86,065
More than one year to three years	15,737	49,584	286	9,497	1,929	10,789	87,822
More than three years to five years	3,760	27,483	-	4,030	1,333	3,678	40,284
More than five years to fifteen years	5,849	3,662	-	217	5,411	4,263	19,402
More than fifteen years	8,333	-	-	-	-	-	8,333
Total	$43,695	$90,681	$26,659	$26,394	$22,017	$32,460	$241,906

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2010 that are due after December 31, 2011, and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$32,364	$1,315	$33,679
Multi-family and nonresidential	69,632	11,097	80,729
Construction	-	286	286
Land	2,112	11,632	13,744
Consumer	4,053	4,620	8,673
Commercial	12,079	6,651	18,730
Total	$120,240	$35,601	$155,841

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate. When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Securities. Our securities portfolio consists primarily of U.S. government callable federal agency bonds, U.S. government agency mortgage-backed securities, and obligations of states and political subdivisions with a relatively smaller investment in collateralized mortgage obligations and other securities.  In the year ended December 31, 2010 the amortized cost of our securities decreased by $24.7 million, as excess funds were utilized to fund loan growth in lieu of investment funding.

Our callable securities, with a fair value of $15.8 million at December 31, 2010, consist of U.S. government agency bonds and securities that are callable within one year, state and political subdivisions bonds that are callable beginning in periods ranging from one to ten years, and corporate debt securities that are callable beginning in periods ranging from one to three years.

	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
U. S. Treasury	$4,730	$6,093	$4,765	$6,061	$4,798	$6,564
U. S. Government agencies	7,999	7,918	13,879	14,298	30,484	30,687
State and political subdivisions	9,555	9,717	8,466	8,554	7,631	7,394
Mortgage-backed securities	43,748	46,349	62,825	65,086	79,765	81,510
Collateralized mortgage obligations	3,993	4,080	4,795	4,710	2,376	2,364
Corporate debt securities	18	57	30	30	1,069	557
Total	$70,043	$74,214	$94,760	$98,739	$126,123	$129,076

    The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2010. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
U.S. government and federal agencies	$-	-%	$-	-%	$6,093	8.01%	$7,918	3.25%	$14,011	5.32%
State and political subdivisions	1,318	4.31	309	3.69	4,197	3.89	3,893	3.86	9,717	3.93
Mortgage-backed securities	-	-	266	5.80	814	5.35	45,269	5.00	46,349	5.01
Collateralized mortgage obligations	-	-	-	-	-	-	4,080	3.60	4,080	3.60
Corporate debt securities	-	-	-	-	-	-	57	-	57	-
Total	$1,318	4.31%	$575	4.67%	$11,104	6.25%	$61,217	4.60%	$74,214	4.85%

Deposits. Deposit accounts, primarily obtained from individuals and businesses within our local market area, are our primary source of funds for lending and investment. Our deposit accounts are comprised of non-interest-bearing accounts, interest-bearing savings accounts, checking accounts, money market accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
Non-interest bearing checking accounts	$19,681	$19,426	$15,493
Interest bearing accounts:
Savings	41,770	36,581	18,683
Checking	58,753	55,895	45,401
Money market	20,336	17,230	18,079
Certificates of deposit	78,964	87,108	89,151
Total	$219,504	$216,240	$186,807

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2010.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
At December 31, 2010	(Dollars in thousands)
Three months or less	$10,952
Over three through six months	4,877
Over six through twelve months	7,572
Over twelve months	9,287
Total	$32,688

Borrowings.
Short term borrowings.  Federal Home Loan Bank (“FHLB”) overnight advances and federal funds purchased are short-term borrowings that typically mature within one to ninety days and reprice daily.  There were no federal funds purchased at December 31, 2010 or 2009.  Securities sold under agreements to repurchase consist of customer funds that are invested overnight in mortgage-related securities.   The following table shows the distribution of short term borrowings, the weighted average interest rates thereon and the maximum month-end balance at the end of each of the last two years.

FHLB Advances and other borrowings
(Dollars in thousands)

FHLB Short Term Advances	December 31, 2010	December 31, 2009
Balance at Year End	$-	$-
Weighted Avg Rate at Year End	-	-
Average Balance During the Year	-	13,855
Weighted Avg Rate During the Year	-	0.21%
Maximum month-end Balance	-	20,000

Fed Funds Purchased
Balance at Year End	$-	$-
Weighted Avg Rate at Year End	-	-
Average Balance During the Year	73	177
Weighted Avg Rate During the Year	1.18%	0.67%
Maximum month-end Balance	-	225

Securities Sold Under Agreements to Repurchase
Balance at Year End	$6,215	$6,883
Weighted Avg Rate at Year End	1.49%	2.01%
Average Balance During the Year	6,250	6,297
Weighted Avg Rate During the Year	1.75%	1.99%
Maximum month-end Balance	10,441	7,876

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
$35,000

Results of Operations for the Years Ended December 31, 2010 and 2009

Overview.

Net income of $1.7 million was recorded for the year ended December 31, 2010 compared to net income of $360,000 for the year ended December 31, 2009.  Results for year ended December 31, 2009 were significantly impacted by the Company’s recognition of non-cash other-than-temporary impairment (“OTTI”) charges of $1.1 million pre-tax ($673,000 after-tax) in the fourth quarter of 2009 on the remaining balance of its investment in pooled trust preferred securities.

Net Interest Income.

Net interest income was $12.6 million for the year ended December 31, 2010 compared to $10.9 million for the year ended December 31, 2009.  Total interest income of $17.6 million was recorded for the year ended December 31, 2010, as interest income on loans increased and interest income on securities and other interest income decreased.    Interest income on loans increased by 20.0% to $13.6 million due to higher average balances while the average yield increased by three basis points.  Interest income on investment securities decreased by 34.5% to $3.7 million, primarily due to a decrease of $37.1 million, or 31.4%, in average investment balances and a decline of 21 basis points in investment yields.  Investment yields were negatively impacted by the calls of some higher yielding U. S. Government Agency bonds and accelerated prepayments on the Bank’s mortgage-backed securities which increased the amortization of premiums paid and decreased the yield on those investments during the year ended December 31, 2010.

Total interest expense was $5.0 million for the year ended December 31, 2010 compared to $6.4 million for the year ended December 31, 2009.  Average Federal Home Loan Bank advances and other borrowings decreased by $14.0 million and interest expense related to these borrowings decreased $45,000, while the rate paid increased 95 basis points, for the year ended December 31, 2010.  The cost of interest-bearing deposits decreased $1.3 million, or 81 basis points, as average balances of interest-bearing deposits increased 6.7% for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Average long-term borrowings at other banks (which consist of borrowings related to the leverage transaction entered into in April of 2008) remained unchanged at $35.0 million and interest expense remained constant at $1.3 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Average Balances and Yields.

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years ended December 31, 2010, 2009 and 2008.  No tax equivalent adjustments have been made as the Company’s investment in tax exempt assets, during the periods presented, was considered immaterial. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets. Non-accrual loans are included in average balances. Loan fees and late charges are included in interest income on loans and are not material.

	Year Ended December 31,
	2010			2009			2008

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$11,796	$44	0.37%	$6,910	$141	2.05%	$3,775	$212	5.62%
Loans	229,437	13,641	5.95%	192,143	11,371	5.92%	151,827	9,169	6.04%
Investment securities	81,163	3,659	4.51%	118,245	5,585	4.72%	136,458	7,720	5.66%
Other interest-earning assets	5,148	227	4.41%	5,509	135	2.44%	4,320	184	4.26%
Total interest-earning assets	327,544	17,571	5.36%	322,807	17,232	5.34%	296,380	17,285	5.83%
Non-interest-earning assets	18,027			21,311			14,956
Total assets	$345,571			$344,118			$311,336

Liabilities and shareholders' equity:
Interest-bearing deposits	$200,842	$3,192	1.59%	$188,227	$4,518	2.40%	$158,510	$4,754	3.00%
FHLB advances and other borrowings	19,323	500	2.59%	33,329	545	1.64%	39,991	976	2.44%
Long-term borrowings at other banks	35,000	1,307	3.73%	35,000	1,304	3.73%	23,525	872	3.71%
Total interest-bearing liabilities	255,165	4,999	1.96%	256,556	6,367	2.48%	222,026	6,602	2.97%
Non-interest-bearing deposits	18,176			14,906			10,430
Other noninterest-bearing liabilities	3,743			2,529			2,880
Total liabilities	277,084			273,991			235,336
Shareholders' equity	68,487			70,127			76,000
Total liabilities and shareholders' equity	$345,571			$344,118			$311,336
Net interest income		$12,572			$10,865			$10,683
Net interest margin			3.84%			3.37%			3.60%
Interest rate spread			3.40%			2.86%			2.86%
Average interest-earning assets to
average interest-bearing liabilities			128.37%			125.82%			133.49%

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

	Year Ended December 31, 2010 compared to Year Ended December 31, 2009			Year Ended December 31, 2009 compared to Year Ended December 31, 2008
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Interest-earning demand deposits	$632	$(729)	$(97)	$(302)	$231	$(71)
Loans	2,212	58	2,270	2,380	(178)	2,202
Investment securities	(1,677)	(249)	(1,926)	(959)	(1,176)	(2,135)
Other interest-earning assets	(9)	101	92	93	(142)	(49)
Total earning assets	$1,158	$(819)	$339	$1,212	$(1,265)	$(53)

Interest expense:
Interest bearing deposits	$326	$(1,652)	$(1,326)	$3,634	$(3,870)	$(236)
FHLB advances and other borrowings	117	(162)	(45)	(143)	(288)	(431)
Long-term borrowings at other banks	(1)	4	3	427	5	432
Total interest-bearing liabilities	442	(1,810)	(1,368)	3,918	(4,153)	(235)
Net increase (decrease) in interest income	$716	$991	$1,707	$(2,706)	$2,888	$182

Provision for Loan Losses.

The provision for loan losses was $1.3 million in 2010 compared to $868,000 in 2009.  The increase in the provision in 2010 was primarily driven by continued loan growth, increases in nonperforming loans and classified assets and by higher charge-off incidences as compared to one year ago.  During the fourth quarter of 2010, the Bank increased the provision for loan losses in order to adequately address growth in the levels of nonperforming loans and the related level of classified assets.  The Bank continues to closely monitor asset quality and believes that growing the allowance for loan losses by 29.7% during 2010 adequately reserves for any potential losses inherent in the loan portfolio at year-end.

Non-performing assets totaled $3.1 million, or 0.90% of total assets, at December 31, 2010 compared to $1.7 million, or 0.50% of total assets, at December 31, 2009.  The increase was primarily in the one-to-four family residential mortgage and multi-family loan portfolios.  There was a 140.5% increase in the level of classified assets from $3.5 million at December 31, 2009 to $8.3 million at December 31, 2010 primarily related to the one-to-four family residential, multi-family and commercial loan portfolios.  The Bank continues to focus on working closely with customers in order to mitigate any loss exposure associated with the increase in the level of classified assets.  Classified assets are primarily loans rated special mention, substandard, or doubtful in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves have been established to account for the increased credit risk of these assets.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income.  The following table shows the components of non-interest income for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	% Change
	(Dollars in thousands)
Non-interest Income
Customer service and other fees	$1,212	$1,277	(5.09	) %
Loan servicing and other fees	91	74	22.97
Net gains on loan sales	1,205	1,213	(0.66)
Net gain on sales of available-for-sale securities	104	7	1,385.71
Other-than-temporary impairment on available-for-sale securities	-	(1,091)	(100.00)
Commissions on insurance and brokerage	132	158	(16.46)
Other	(6)	11	(154.55)
Total non-interest income	$2,738	$1,649	66.04%

Total non-interest income was $2.7 million for the year ended December 31, 2010, compared to non-interest income of $1.6 million in 2009. Comparative results for the year ended December 31, 2010 versus the year ended December 31, 2009 were primarily impacted, again, by the nonrecurring non-cash OTTI charges taken on investments in pooled trust preferred securities which occurred during the fourth quarter of 2009.

Loan servicing and others fees increased 23.0% for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to our increased loan volume.  The Company recorded $104,000 of net gains on sales of available-for-sale securities during the year ended December 31, 2010 compared to $7,000 for the year ended December 31, 2009.  Customer service and other fees decreased 5.1% for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  Commissions on insurance and brokerage declined 16.5% for the year ended December 31, 2010 from the year ended December 31, 2009 as a result of continued overall market turmoil.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$6,146	$5,951	3.28%
Net occupancy expense	693	635	9.13
Equipment expense	726	671	8.20
Data processing fees	885	863	2.55
Professional fees	434	424	2.36
Marketing expense	245	285	(14.04)
Office expense	282	328	(14.02)
Losses on foreclosed assets, net	173	19	810.53
Other	1,728	1,975	(12.51)
Total non-interest expense	$11,312	$11,151	1.44%

For the year ended December 31, 2010 non-interest expense remained relatively stable at $11.3 million compared to $11.2 million for the year ended December 31, 2009.  Stability in noninterest expense was reflective of the Company’s efforts to control targeted cost areas of marketing and office expense during 2010.  Additionally, during 2010 the Company benefited from lower FDIC premiums, as financial institutions were subject to special FDIC assessments during 2009.

Loan collection and repossessed asset expense increased to $173,000 for the year ended December 31, 2010 from $19,000 for the year ended December 31, 2009, primarily due to the costs associated with maintaining and selling other real estate owned which was obtained through foreclosure. Higher property tax and maintenance costs contributed to an increase of $58,000 or 9.1% in occupancy expense for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Total salaries and employee benefits increased $195,000, or 3.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009, mainly due to merit and bonus increases.

Provision for Income Taxes.

The provision for income taxes was $968,000 for the year ended December 31, 2010 compared to a provision for income taxes of $135,000 for the year ended December 31, 2009.  The effective income tax rate differs from the federal statutory rate due primarily to state income taxes, exempt interest income, and reductions to the reserve for uncertain tax positions.

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

Nonperforming and Classified Assets.

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Typically, loans are  placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance.  Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at fair market value less costs to sell at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.  Subsequent interest payments are applied to the outstanding principal balance.

    The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,266	$888	$641	$613	$420
Multifamily and nonresidential	541	432	-	-	3,888
Construction	-	-	165	184	-
Land	541	-	-	-	-
Consumer	240	65	10	30	-
Commercial	397	18	14	9	12
Total	2,985	1,403	830	836	4,320

Accruing loans past due 90 days or more:
One-to-four family	-	-	-	-	-
Multi-family and nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Total	-	-	-	-	-
Total of nonaccrual and 90 days or more past due loans	2,985	1,403	830	836	4,320
Real estate owned	115	301	-	-	946
Other nonperforming assets	16	-	-	-	-
Total nonperforming assets	$3,116	$1,704	$830	$836	$5,266
Total nonperforming loans to total loans	1.23%	0.66%	0.46%	0.71%	4.29%
Total nonperforming loans to total assets	0.86%	0.41%	0.25%	0.33%	2.02%
Total nonperforming assets to total assets	0.90%	0.50%	0.25%	0.33%	2.47%

Nonperforming assets include nonaccrual loans and foreclosed assets.  Non-performing assets totaled $3.1 million at December 31, 2010 compared to $1.7 million at December 31, 2009.  The increase was primarily in the consumer, land, and commercial loan portfolios.   Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $57,000 in 2010 and $20,000 in 2009.

The following table sets forth information about modifications which were considered Troubled Debt Restructurings as of December 31, 2010.  There were no troubled debt restructurings as of December 31, 2009.

Modifications
As of December 31, 2010
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	1	$178	$178

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	-	$-

 Loans characterized as Troubled Debt Restructurings (“TDRs”) totaled $178,000 at December 31, 2010, compared to $0 at December 31, 2009. The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $0 at December 31, 2010 and 2009. The TDR total of $178,000 at December 31, 2010 is comprised of a single commercial real estate loan for which the Company agreed to accept interest only payments for one year. The difference in net present values of the cash flows for the restructured loan compared to the original loan terms was immaterial and, therefore, no specific reserve was established for the loan.

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

    The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2010	2009
	(Dollars in thousands)

Special mention assets	$3,782	$222
Substandard assets	4,467	3,241
Doubtful assets	212	-
Total classified assets	$8,461	$3,463

    Classified assets increased to $8.5 million at December 31, 2010 as compared to $3.5 million at December 31, 2009, primarily related to the one-to-four family residential, multi-family and commercial loan portfolios.  These classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves have been established to account for the increased credit risk of these assets. Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2010, our allowance for loan losses represented 1.5% of total gross loans and 122.2% of nonperforming loans.  At December 31, 2009, our allowance for loan losses represented 1.3% of total gross loans and 200.1% of nonperforming loans.  The allowance for loan losses increased $836,000 to $3.6 million at December 31, 2010 from $2.8 million at December 31, 2009 primarily due loan growth, increases in nonperforming and classified loans and higher charge-off incidences as compared to one year ago.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2010			2009			2008
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One-to-four family	$545	14.9%	18.1%	$280	10.0%	20.8%	$220	10.1%	21.4%
Multi-family and nonresidential	1,061	29.1	37.5	1,125	40.0	36.3	871	40.1	36.5
Construction	325	8.9	11.0	160	5.7	12.5	185	8.5	13.6
Land	730	20.0	10.9	286	10.2	9.7	39	1.8	8.0
Consumer	250	6.9	9.1	200	7.1	9.3	135	6.2	9.3
Commercial	738	20.2	13.4	762	27.1	11.4	725	33.4	11.2
Total allowance for loan losses	$3,649	100.0%	100.0%	$2,813	100.0%	100.0%	$2,175	100.0%	100.0%

	At December 31,
	2007			2006
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One-to-four family	$185	12.3%	26.9%	$197	9.7%	34.8%
Multi-family and nonresidential	870	57.6	27.4	1,410	69.7	34.2
Construction	42	2.8	17.6	32	1.6	15.0
Land	40	2.6	9.8	38	1.9	6.9
Consumer	75	5.0	8.6	254	12.5	7.4
Commercial	298	19.7	9.7	94	4.6	1.7
Total allowance for loan losses	$1,510	100.0%	100.0%	$2,025	100.0%	100.0%

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

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$2,813	$2,175	$1,510	$2,025	$3,157
Provision (Credit) for loan losses	1,334	868	685	(364)	(736)
Charge offs:
One-to-four family	311	44	22	50	7
Multi-family and nonresidential	-	-	-	108	145
Construction	-	-	-	-	-
Land	-	-	-	-	23
Consumer	124	68	67	85	204
Commercial	91	150	-	-	348
Total charge-offs	526	262	89	243	727
Recoveries:
One-to-four family	4	-	2	13	5
Multi-family and nonresidential	-	-	-	-	87
Construction	-	-	-	-	-
Land	-	-	-	10	-
Consumer	12	13	41	24	42
Commercial	12	19	26	45	197
Total recoveries	28	32	69	92	331
Net charge-offs	498	230	20	151	396
Allowance for loan losses at end of period	$3,649	$2,813	$2,175	$1,510	$2,025
Allowance for loan losses to nonperforming loans	122.20%	200.50%	262.00%	180.62%	46.88%
Allowance for loan losses to total loans outstanding at the end of the period	1.51%	1.31%	1.22%	1.28%	2.01%
Net charge-offs to average loans outstanding during the year	0.22%	0.12%	0.01%	0.14%	0.36%

Capital and Liquidity.

Capital.  At December 31, 2010, shareholders’ equity totaled $66.7 million compared to $70.5 million at December 31, 2009. In addition to net income of $1.7 million, other significant changes in shareholders’ equity during 2010 included $983,000 of dividends paid, and $627,000 related to stock-based compensation. The change in the accumulated other comprehensive income component of shareholders’ equity totaled a net, after-tax, unrealized gain of $119,000 at December 31, 2010 compared to a net, after-tax, unrealized gain of $655,000 at December 31, 2009. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, defined benefit post-retirement benefit plans and effective cash flow hedges do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company paid quarterly cash dividends of $0.05 per common share during each of the four quarters of 2010.  The dividend payout ratios, representing dividends per share divided by diluted earnings per share for the years ended December 31, 2010 and 2009 were 51.3% and 250.0%, respectively.  The dividend payout is continually reviewed by management and the Board of Directors.

The Company’s board of directors has authorized four stock repurchase programs.  The stock repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders.  Under the first stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares or 5.0%, of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The first stock repurchase program was completed during the first quarter of 2010.  On March 4, 2010, a second repurchase program was approved which authorized the repurchase of up to 252,319 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The second stock repurchase program was completed during the third quarter of 2010.  On June 9, 2010, a third repurchase program was approved which authorized the repurchase of up to 240,524 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors. On November 17, 2010, a fourth repurchase program was approved which authorized the repurchase of up to 231,624 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.  Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to the Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of approximately $13.1 million at December 31, 2010.

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

For the year ended December 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments.  At December 31, 2010, we had $33.8 million in loan commitments outstanding, $31.5 million in unused commercial lines of credit (including unadvanced portions of construction loans) and $11.7 million in unused open-end consumer lines of credit. Certificates of deposit due within one year of December 31, 2010 totaled $55.9 million, or 70.8% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations.  The following table presents certain of our contractual obligations as of December 31, 2010.

	0 – 1	1 – 3	3 – 5	Over 5
	Year	Years	Years	Years	Total
	(Dollars in thousands)
Deposits without stated maturity	$140,540	$-	$-	$-	$140,540
Certificates of deposit	55,931	22,100	933	-	78,964
Operating leases	36	10	-	-	46
Long-term debt - Federal Home Loan Bank	1,158	1,874	1,096	486	4,614
Long-term debt - other banks	-	-	13,000	-	13,000
Purchase obligations	-	20,000	-	15,000	35,000
Total contractual obligations	$197,665	$43,984	$15,029	$15,486	$272,164

Regulatory Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010 and 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and note 12 to the consolidated financial statements beginning on page F-1 of this annual report.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 to the consolidated financial statements beginning on page F-1 of this annual report.

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

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

The Bank manages the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings.  To reduce the potential volatility of earnings, the Bank has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  The Bank’s strategy for managing interest rate risk emphasizes:  adjusting the maturities of borrowings; adjusting loan terms and the mix of adjustable rate loans and fixed rate loans; adjusting the investment portfolio mix and duration and selling in the secondary market substantially all newly originated one-to-four family residential real estate loans.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The following table, which is based on information that the Bank provided to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at December 31, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps the Bank might take to counteract that change.

		Net Portfolio Value				Net Portfolio Value as a % of
		(Dollars in thousands)				Portfolio Value of Assets
Basis Point (“bp”)		$ Amount	$ Change	% Change		NPV Ratio	Change
Change in Rates
+300	bp	$57,607	$(4,940)	(8	) %	16.34%	(89	) bp
+200	bp	59,938	(2,608)	(4)		16.81	(41	) bp
+100	bp	61,856	(691)	(1)		17.17	(5	) bp
+50	bp	62,124	(422)	(1)		17.18	(5	) bp
0	bp	62,546	-	-		17.22	-	bp
-50	bp	62,506	(40)	-		17.16	(6	) bp
-100	bp	63,938	1,392	2		17.46	23	bp

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

None

Item 9A.                  CONTROLS AND PROCEDURES

 (a)   Evaluation of disclosure controls and procedures.    The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

(b)   Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2010, of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

(c)   Changes in Internal Control Over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.                                           OTHER INFORMATION

None.

PART III

Item 10.                                                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of First Advantage Bancorp., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of First Advantage Bancorp, see Part I, Item 1, “Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning First Advantage Bancorp’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.firstfederalsb.com.

Item 11.EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Security Ownership of Certain Beneficial Owners

Information required by this Item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(b)           Security Ownership of Management

Information required by this Item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(c)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
2008 Executive Incentive Plan - options	502,837	$10.29	14,500
2008 Executive Incentive Plan - restricted stock	120,953	-	20,331
Total plans approved by stockholders	628,790	$10.29	34,831
Total plans not approved by stockholders	-	$-	-
Total equity compensation plans	628,790	$10.29	34,831
See further discussion in note 16 of the Consolidated Financial Statements.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

          For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance
          For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

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
23.1         Consent of HORNE LLP
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

FIRST ADVANTAGE BANCORP

Date: March 4, 2011	By: /s/ Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Earl O. Bradley, III	Chief Executive Officer and Director	March 4, 2011
Earl O. Bradley, III	(principal executive officer)

/s/ Patrick C. Greenwell	Chief Financial Officer and Secretary	March 4, 2011
Patrick C. Greenwell	(principal accounting and financial officer)

/s/ William G. Beach	Director	March 4, 2011
William G. Beach

/s/ Vernon M. Carrigan	Director	March 4, 2011
Vernon M. Carrigan

/s/ Robert E. Durrett, III	Director	March 4, 2011
Robert E. Durrett, III

/s/ John T. Halliburton	President and Director	March 4, 2011
John T. Halliburton

/s/ William Lawson Mabry	Director	March 4, 2011
William Lawson Mabry

/s/ William H. Orgain	Director	March 4, 2011
William H. Orgain

/s/ Michael E. Wallace	Director	March 4, 2011
Michael E. Wallace

/s/ David L. Watson	Director	March 4, 2011
David L. Watson