Form 10-Q
period 2011-05-16
First Advantage Bancorp
filed 2011-05-16
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of May 16,  2011 was 4,632,494.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$4,391	$4,151
Interest-bearing demand deposits with banks	6,904	1,387
Federal funds sold	425	2,250
Cash and cash equivalents	11,720	7,788

Available-for-sale securities, at fair value	69,004	74,214
Other investments	1,992	3,486
Loans held for sale	1,239	3,155
Loans, net of allowance for loan losses of $3,911 and $3,649 at March 31, 2011 and December 31, 2010, respectively	239,088	238,346
Premises and equipment, net	7,538	7,553
Other real estate owned and repossessed assets	115	663
Federal Home Loan Bank stock	2,988	2,988
Accrued interest receivable	1,435	1,420
Income taxes receivable	1,977	1,515
Deferred tax asset	2,158	2,199
Other assets	2,434	1,925
Total assets	$341,688	$345,252

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$22,605	$19,681
Savings, checking and money market	122,123	120,859
Time certificates	74,271	78,964
Total deposits	218,999	219,504

Securities sold under agreement to repurchase	5,425	6,215
Federal Home Loan Bank advances	13,000	13,000
Borrowings with other banks	35,000	35,000
Interest payable and other liablilities	2,050	4,806
Total liabilities	274,474	278,525
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at March 31, 2011 or December 31, 2010	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 4,632,494 shares issued and 4,107,361 outstanding at March 31, 2011 and 4,632,494 shares issued and 4,107,818 outstanding at December 31, 2010	46	46
Additional paid-in-capital	46,953	46,626
Common stock acquired by benefit plans:
Restricted stock	(1,107)	(1,085)
Common stock held by:
Employee Stock Ownership Plan trust	(3,198)	(3,198)
Benefit plans	(2,166)	(2,159)
Retained earnings	24,047	23,923
Accumulated other comprehensive income	2,639	2,574
Total shareholders' equity	67,214	66,727
Total liabilities and shareholders' equity	$341,688	$345,252
See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended
	March 31,
	2011	2010
Interest and dividend income
Loans	$3,527	$3,220
Investment securities	777	1,090
Other	66	55
Total interest and dividend income	4,370	4,365
Interest expense
Deposits	591	914
Borrowings	438	443
Total interest expense	1,029	1,357
Net interest income	3,341	3,008
Provision for loan losses	255	227
Net interest income after provision for loan losses	3,086	2,781
Noninterest income
Service charges on deposit accounts and other fees	282	306
Loan servicing and other fees	17	21
Net gains on sales of mortgage loans held for sale	207	221
Net realized gain on sales of available-for-sale securities	-	7
Insurance and brokerage commissions	26	45
Other	47	4
Total noninterest income	579	604
Noninterest expense
Salaries and employee benefits	1,732	1,543
Net occupancy expense	166	168
Equipment expense	187	176
Data processing fees	223	227
Professional fees	184	101
Marketing expense	76	65
Office expense	72	72
Loan collection and repossession expense	-	77
Other	477	453
Total noninterest expense	3,117	2,882
Income before income taxes	548	503
Provision for income taxes	190	176
Net income	$358	$327
Per common share:
Basic net income per common share	$0.09	$0.07
Diluted net income per common share	$0.08	$0.07
Dividends declared per common share	$0.05	$0.05
Basic weighted average common shares outstanding	4,107,813	4,507,228
Diluted weighted average common shares outstanding	4,260,723	4,535,405
See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Shareholders' Equity
Three Months Ended March 31, 2011 and 2010
(Dollars in thousands, except share and per share amounts)
						Common	Accumulated
				Additional		Stock	Other	Total
	Comprehensive	Common Stock		Paid-in	Retained	Acquired by	Comprehensive	Shareholders'
	Income	Shares	Stock	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2010		5,171,395	$52	$51,915	$23,210	$(7,106)	$2,455	$70,526
Comprehensive income, net of tax:
Net income	$327		-	-	327	-	-	327
Change in unrealized appreciation of available-for-sale securities, net of tax	100		-		-	-	100	100
Total comprehensive income	$427		-	-	-	-	-	427
Treasury stock purchase/retire		(203,900)	(2)	(2,164)				(2,166)
Dividends paid ($0.05 per common share)			-		(261)	-	-	(261)
Stock-based compensation			-	284	-	-	-	284
Balance at March 31, 2010		4,967,495	$50	$50,035	$23,276	$(7,106)	$2,555	$68,810

Balance at January 1, 2011		4,632,494	$46	$46,626	$23,923	$(6,442)	$2,574	$66,727
Comprehensive income, net of tax:
Net income	$358		-	-	358	-	-	358
Change in unrealized appreciation of available-for-sale securities, net of tax	65						65	65
Total comprehensive income	$423		-	-	-	-	-	423
Dividends paid ($0.05 per common share)			-	-	(234)	-	-	(234)
Stock-based compensation				327				327
Purchase of restricted stock plan shares			-	-	-	(29)	-	(29)
Balance at March 31, 2011		4,632,494	$46	$46,953	$24,047	$(6,471)	$2,639	$67,214
See accompanying notes to unaudited condensed financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net income	$ 358	$ 327
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	255	227
Depreciation, amortization and accretion	201	202
Funding of mortgage loans held for sale	(8,699)	(10,304)
Proceeds from sales of mortgage loans held for sale	10,822	11,367
Net gains on sales of mortgage loans held for sale	(207)	(221)
Net realized gain on available-for-sale securities	-	(7)
Stock-based compensation	327	284
(Increase) decrease in other assets	(3,171)	18
(Decrease) increase in other liabilities	(36)	2,550
Net cash (used in) provided by operating activities	(150)	4,443

Investing activities
Purchases of securities available for sale	-	(3,000)
Proceeds from sales of securities available-for-sale	-	4,323
Proceeds from maturities of other investments	1,494	-
Proceeds from call/maturities and repayments of securities available-for-sale	5,271	9,171
Net increase in loans	(997)	(17,059)
Purchases of premises and equipment	(141)	(67)
Proceeds from sale of other real estate owned and repossessed assets	13	168
Net cash provided by (used in) investing activities	5,640	(6,464)

Financing activities
Net increase in demand deposits, money market, checking and savings accounts	4,188	3,637
Net decrease in time deposits	(4,693)	(2,659)
Net decrease in repurchase agreement and other short-term borrowings	(790)	(1,121)
Cash paid for dividends	(234)	(261)
Stock repurchased/retired - repurchase program	-	(2,166)
Stock purchased - restricted stock compensation plans	(29)	-
Net cash used in financing activities	(1,558)	(2,570)
Increase (decrease) in cash and cash equivalents	3,932	(4,591)
Cash and cash equivalents, beginning of period	7,788	11,865
Cash and cash equivalents, end of period	$ 11,720	$ 7,274
Supplemental cash flow information:
Other real estate owned acquired through foreclosure of real estate loans	-	647

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”), First Federal Savings Bank (“First Federal” or the “Bank”) and the Bank’s subsidiaries.  First Federal is a federally chartered savings bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  The Company uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein relates primarily to First Federal.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for reporting the interim periods have been included.    The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission (the “SEC”) on March 7, 2011.

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

NOTE 2 – RECENT ACCOUNTING UPDATES

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB finalizes its guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures regarding troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

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

Basic and diluted earnings per share are computed as follows:

(Dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2011	2010

Net income	$358	$327

Weighted-average shares - Basic EPS	4,107,813	4,507,228
Weighted-average restricted shares -
2007 Deferred Compensation Plan	12,007	1,090
2008 Equity Incentive Plan	43,327	-
Weighted-average shares -
ESOP committed to be released - diluted EPS	97,576	27,087
Weighted-average shares - Diluted EPS	4,260,723	4,535,405
Basic earnings per common share	$0.09	$0.07
Diluted earnings per common share	$0.08	$0.07

NOTE 4 –LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

The Company’s primary lending activity is the origination of loans secured by real estate.  The Company originates one-to-four family mortgage loans, multi-family loans, nonresidential real estate loans, commercial business loans and construction loans.  To a lesser extent, we also originate land loans and consumer loans.

The following table summarizes the composition of our total net loans receivable at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$44,248	18.2%	$43,695	18.1%
Multi-family	12,275	5.1	13,592	5.6
Nonresidential	82,082	33.8	77,089	31.9
Construction loans:
One-to-four family	21,494	8.8	20,373	8.4
Multi-family	639	0.3	357	0.1
Nonresidential	7,278	3.0	5,929	2.5
Land loans	25,998	10.7	26,394	10.9
Total real estate loans	194,014	79.9	187,429	77.5

Consumer:
Home equity loans and lines of credit	18,948	7.8	18,761	7.7
Auto loans	585	0.2	639	0.3
Deposit loans	406	0.2	377	0.2
Overdrafts	31	-	47	-
Other	2,110	0.9	2,193	0.9
Total consumer loans	22,080	9.1	22,017	9.1

Commercial loans	26,810	11.0	32,460	13.4

Total loans	242,904	100.0%	241,906	100.0%
Allowance for loan losses	(3,911)		(3,649)
Net deferred loan costs	95		89
Loans receivable, net	$239,088		$238,346

The following table sets forth certain information at March 31, 2011 and December 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no state maturity are reported as due in one year or less.

.	At March 31, 2011
		Multi-family and
	One- to	Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$9,721	$11,749	$29,173	$13,838	$13,595	$13,351	$91,427
More than one year to three years	16,396	47,934	238	7,854	1,501	6,938	80,861
More than three years to five years	4,322	30,809	-	3,711	1,267	2,943	43,052
More than five years to fifteen years	6,020	3,865	-	595	5,717	3,578	19,775
More than fifteen years	7,789	-	-	-	-	-	7,789
Total	$44,248	$94,357	$29,411	$25,998	$22,080	$26,810	$242,904

	At December 31, 2010
		Multi-family and
	One- to	Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$10,016	$9,952	$26,373	$12,650	$13,344	$13,730	$86,065
More than one year to three years	15,737	49,584	286	9,497	1,929	10,789	87,822
More than three years to five years	3,760	27,483	-	4,030	1,333	3,678	40,284
More than five years to fifteen years	5,849	3,662	-	217	5,411	4,263	19,402
More than fifteen years	8,333	-	-	-	-	-	8,333
Total	$43,695	$90,681	$26,659	$26,394	$22,017	$32,460	$241,906

The following tables set forth the dollar amount of all loans at March 31, 2011 that are due after March 31, 2012, and at December 31, 2010 that are due after December 31, 2011, and have either fixed interest rates or floating or adjustable interest rates.

As of March 31, 2011		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$33,163	$1,364	$34,527
Multi-family and nonresidential	74,155	8,453	82,608
Construction	-	238	238
Land	2,566	9,594	12,160
Consumer	3,910	4,575	8,485
Commercial	11,093	2,366	13,459
Total	$124,887	$26,590	$151,477

As of December 31, 2010		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$32,364	$1,315	$33,679
Multi-family and nonresidential	69,632	11,097	80,729
Construction	-	286	286
Land	2,112	11,632	13,744
Consumer	4,053	4,620	8,673
Commercial	12,079	6,651	18,730
Total	$120,240	$35,601	$155,841

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate.  When market rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Nonperforming Assets

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are placed on non-accrual status when, in management’s opinion, the borrower is unable to meet payment obligations, which typically occurs when principal and interest payments are 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a non-accrual loan are first applied to the outstanding principal balance.  At March 31, 2011 and December 31, 2010, non-accruing loans were $3.5 million and $3.0 million, respectively.  Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $83,000 for the first three months of 2011 and $57,000 for the year ended December 31, 2010.  No interest income was recognized on non-accrual loans on a cash basis during the first quarter of 2011 or during 2010.

Other real estate owned and repossessed assets which are acquired through, or in lieu, of foreclosure is held for sale and is initially recorded at fair value, less estimated selling cost when acquired, establishing a new cost basis.  Costs after acquisition are generally expensed.  Any changes in fair value of the asset are recorded through expense.  The valuation of other real estate owned and repossessed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

The following table provides information with respect to our nonperforming assets at the dates indicated.

Nonperforming Assets	At March 31,	At December 31,
	2011	2010
	(Dollars in thousands)

Non-accrual loans:
One- to four-family	$1,415	$1,266
Multi-family and nonresidential	315	541
Construction	-	-
Land	583	541
Consumer	228	240
Commercial	922	397
Total	3,463	2,985

Accruing loans past due 90 days or more:
One- to four-family	-	-
Multi-family and nonresidential	-	-
Construction	-	-
Land	-	-
Consumer	-	-
Commercial	-	-
Total	-	-
Total of non-accrual and 90 days or	3,463	2,985
more past due loans

Real estate owned	115	115
Other nonperforming assets	-	16
Total nonperforming assets	$3,578	$3,116

Total nonperforming loans to total loans	1.43%	1.23%
Total nonperforming loans to total assets	1.01%	0.86%
Total nonperforming assets to total assets	1.05%	0.90%

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio and represents management’s best estimate of known and inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectability. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The recommendations for increases or decreases to the allowance are approved by the Asset Quality Review Committee and presented to the Board of Directors.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not currently classified in order to recognize the inherent losses associated with lending activities. This general valuation allowance is determined through two steps. First, we estimate potential losses on the portfolio by analyzing historical losses for each loan category. Second, we look at additional significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures; international, national, regional and local economic conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management; changes in the volume of past dues, non-accruals and classified assets; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; concentrations of credit, and other factors.

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans for which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

At March 31, 2011, our allowance for loan losses represented 1.6% of total gross loans and 112.9% of nonperforming loans.  At December 31, 2010, our allowance for loan losses represented 1.5% of total gross loans and 122.2% of nonperforming loans.  The allowance for loan losses increased $262,000 to $3.9 million at March 31, 2011 from $3.6 million at December 31, 2010 primarily due to increases in nonperforming and classified loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At March 31,			At December 31,
	2011			2010
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)			(Dollars in thousands)
One-to-four family	$566	14.5%	18.2%	$545	14.9%	18.1%
Multi-family and nonresidential	990	25.3	38.9	1,061	29.1	37.5
Construction	325	8.3	12.1	325	8.9	11.0
Land	681	17.4	10.7	730	20.0	10.9
Consumer	250	6.4	9.1	250	6.9	9.1
Commercial	1,099	28.1	11.0	738	20.2	13.4
Total allowance for loan losses	$3,911	100.0%	100.0%	$3,649	100.0%	100.0%

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

Analysis of Loan Loss Experience

The following table details allowance for loan losses and recorded investment in loans by portfolio segment for the years ended March 31, 2011 and 2010:

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended March 31, 2011
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:

Beginning balance	$545	$1,061	$325	$730	$250	$738	$-	$3,649
Charge offs	-	-	-	-	(5)	-	-	(5)
Recoveries	-	-	-	-	3	9	-	12
Provision (Credit)	21	(71)	-	(49)	2	352	-	255
Ending balance	$566	$990	$325	$681	$250	$1,099	$-	$3,911

Ending balance individually evaluated for impairment	$216	$-	$-	$71	$-	$238	$-	$525

Ending balance collectively evaluated for impairment	$350	$990	$325	$610	$250	$861	$-	$3,386

Loans:

Ending balance	$44,248	$94,357	$29,411	$25,998	$22,080	$26,810	$-	$242,904

Ending balance individually evaluated for impairment	$501	$249	$-	$292	$160	$748	$-	$1,950

Ending balance collectively evaluated for impairment	$43,747	$94,108	$29,411	$25,706	$21,920	$26,062	$-	$240,954

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended March 31, 2010
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:

Beginning balance	$280	$1,125	$160	$286	$200	$762	$-	$2,813
Charge offs	(240)	-	-	-	(4)	-	-	(244)
Recoveries	3	-	-	-	2	9	-	14
Provision (Credit)	237	(45)	-	9	2	17	-	220
Ending balance	$280	$1,080	$160	$295	$200	$788	$-	$2,803

Ending balance individually evaluated for impairment	$-	$48	$-	$-	$-	$-	$-	$48

Ending balance collectively evaluated for impairment	$280	$1,032	$160	$295	$200	$788	$-	$2,755

Loans:

Ending balance	$44,106	$93,208	$26,953	$21,355	$20,606	$23,854	$-	$230,082

Ending balance individually evaluated for impairment	$-	$188	$-	$-	$-	$-	$-	$188

Ending balance collectively evaluated for impairment	$44,106	$93,020	$26,953	$21,355	$20,606	$23,854	$-	$229,894

The following table shows credit quality indicators at March 31, 2011 and December 31, 2010:

Credit Quality Indicators as of March 31, 2011
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$41,441	$91,935	$27,859	$25,220	$21,702	$25,537	$233,694
Special mention	851	1,966	1,189	191	58	88	4,343
Substandard	1,956	456	363	587	320	973	4,655
Doubtful	-	-	-	-	-	212	212
Total	$44,248	$94,357	$29,411	$25,998	$22,080	$26,810	$242,904

Credit Quality Indicators as of December 31, 2010
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$41,389	$87,570	$25,413	$25,864	$21,637	$31,703	$233,576
Special mention	794	1,904	720	192	70	103	3,783
Substandard	1,512	1,207	526	338	310	442	4,335
Doubtful	-	-	-	-	-	212	212
Total	$43,695	$90,681	$26,659	$26,394	$22,017	$32,460	$241,906

Credit risk by internally assigned grade

Loans assigned a grade of “Pass” range from loans with virtually no risk of default to loans including some or all of the following characteristics: borrower generally generates sufficient but strained cash flows to fund debt service, key ratios are generally slightly worse than peers, earnings may be trending downward, borrower is currently performing as agreed, risk of default is higher than normal but with prospects for improved financial performance, some borrower management team weaknesses may be evident, loans are protected by collateral that can be liquidated, industry outlook may be trending down but is generally acceptable.

Loans assigned a grade of “Special mention” characteristics include, but are not limited to, the following: weakened due to negative trends in the balance sheet and income statement, current cash flow may be insufficient to meet debt service, existence of documentation deficiencies, potential risk of payment default, collateral coverage is minimal, financial information may be inadequate to show the recent condition of the borrower, management of the borrower may not be adequately qualified or have limited experience, turnover in key positions and industry outlook is generally negative with reasonable expectations of a turnaround within 12 to 18 months.

Loans assigned a grade of “Substandard” characteristics include, but are not limited to, the following:  payment default and /or loss is possible but not yet probable, cash flow is insufficient to service debt, there is a likelihood that the collateral will have to be liquidated and/or the guarantor will be called upon to repay the debt, collateral coverage is marginal or nonexistent, guarantor has limited outside worth and is highly leveraged, management of the borrower has no prior experience with similar activities, capital base is weak and insufficient to absorb continuing losses and industry outlook is generally negative with reasonable expectations of a turnaround within 18 to 24 months.

Loans assigned a grade of “Doubtful” include all of the characteristics of “Substandard”, but available information suggests it is unlikely that the loan will be paid back in its entirety. Cash flows are insufficient to service the debt, the borrower has had a series of substantial losses, key ratios are at unacceptable levels, and industry outlook is negative with an undeterminable recovery time. If the current adverse trends continue, it is unlikely the borrower will have the ability to meet the terms of the loan agreement. The probability of incurring a loss is greater than 50%. All loans classified as doubtful are placed on nonaccrual status.

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2011.

Credit risk by payment activity

Loans that do not receive an internally assigned grade are separated into two categories: performing and nonperforming. Performing loans are generally abiding by the terms of their loan contract and are less than 90 days past due. Loans are deemed nonperforming typically when they reach nonaccrual status or are 90 days past due or greater. The information presented by payment activity is updated as of March 31, 2011 based upon past due status as of that date.

The following table shows an aging analysis of past due loans as of the periods indicated:

Age Analysis of Past Due Loans
As of March 31, 2011
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$1,404	$-	$138	$1,542	$42,706	$44,248	$-
Multifamily/nonresidential	239	-	315	554	93,803	94,357	-
Construction	-	-	-	-	29,411	29,411	-
Land	-	-	541	541	25,457	25,998	-
Consumer and other	162	46	695	903	21,177	22,080	-
Commercial	221	-	879	1,100	25,710	26,810	-

Age Analysis of Past Due Loans
As of December 31, 2010
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$675	$168	$693	$1,536	$42,159	$43,695	$-
Multifamily/nonresidential	-	-	-	-	90,681	90,681	-
Construction	-	-	-	-	26,659	26,659	-
Land	-	-	541	541	25,853	26,394	-
Consumer and other	661	137	436	1,234	20,783	22,017	-
Commercial	-	-	-	-	32,460	32,460	-

The following tables set forth details regarding impaired loans as of the periods indicated:

Impaired Loans
For the Three Months Ended March 31, 2011
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Blance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$-	$-	$-	$-	$-
Multifamily/nonresidential	249	249	-	249	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	160	160	-	160	-
Commercial	212	212	-	212	-
Subtotal	621	621	-	621	-

With an allowance recorded:
One-to-four family	501	501	216	501	-
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	292	292	71	292	-
Consumer and other	-	-	-	-	-
Commercial	536	536	238	536	-
Subtotal	1,329	1,329	525	1,329	-

Total:
One-to-four family	501	501	216	501	-
Multifamily/nonresidential	249	249	-	249	-
Construction	-	-	-	-	-
Land	292	292	71	292	-
Consumer and other	160	160	-	160	-
Commercial	748	748	238	748	-
Total	$1,950	$1,950	$525	$1,950	$-

Impaired Loans
For the Twelve Months Ended December 31, 2010
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Blance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$-	$-	$-	$-	$-
Multifamily/nonresidential	249	249	-	252	5
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	160	160	-	160	6
Commercial	212	270	-	251	5
Subtotal	621	679	-	663	16

With an allowance recorded:
One-to-four family	461	461	195	465	23
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	292	292	71	292	5
Consumer and other	-	-	-	-	-
Commercial	-	-	-	-	-
Subtotal	753	753	266	757	28

Total:
One-to-four family	461	461	195	465	23
Multifamily/nonresidential	249	249	-	252	5
Construction	-	-	-	-	-
Land	292	292	71	292	5
Consumer and other	160	160	-	160	6
Commercial	212	270	-	251	5
Total	$1,374	$1,432	$266	$1,420	$44

No interest was recognized on impaired loans on a cash basis during the three month period ended March 31, 2011 or the twelve month period ended December 31, 2010.

Troubled Debt Restructurings

The following table sets forth information about modifications which were considered Troubled Debt Restructurings as of March 31, 2011.  There were no troubled debt restructurings as of March 31, 2010.

Modifications
As of March 31, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	1	$178	$178

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	-	$-

Loans characterized as Troubled Debt Restructurings (“TDRs”) totaled $178 at March 31, 2011, compared to $0 at March 31, 2010. For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices.  If current valuations are lower than the current book balance of the credit, the negative differences are reviewed and, if deemed appropriate, charged-off.  If a charge-off is not deemed appropriate, a specific reserve is established for the individual loan in question.  The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $0 at March 31, 2011 and 2010. The TDR total of $178 at March 31, 2011 is comprised of a single commercial real estate loan for which the Company agreed to accept interest only payments for one year. The difference in net present values of the cash flows for the restructured loan compared to the original loan terms was immaterial and, therefore, no specific reserve was established for the loan.

Residential Mortgage Loan Foreclosure

The Company evaluates its residential mortgage loan foreclosure processes and documentation procedures prior to any formal action being taken against the subject properties.  The Company processes a relatively low volume of residential mortgage foreclosures and many of the relevant processes are manual in nature. The Company believes that its procedures for reviewing and validating the information in its documentation pertaining to residential mortgage loan foreclosures are sound.

NOTE 5 – INVESTMENT SECURITIES

For securities available-for-sale, the following table shows the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of the dates indicated.

March 31, 2011
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,721	$1,271	$-	$5,992
U. S. Government agencies and corporations	7,999	21	(133)	7,887
Mortgage-backed securities	39,339	2,449	-	41,788
Collateralized mortgage obligations	3,687	82	-	3,769
State and political subdivisions	8,966	243	(1)	9,208
Corporate debt securities	15	345	-	360
Total	$64,727	$4,411	$(134)	$69,004

December 31, 2010
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,730	$1,363	$-	$6,093
U. S. Government agencies and corporations	7,999	38	(119)	7,918
Mortgage-backed securities	43,748	2,603	(2)	46,349
Collateralized mortgage obligations	3,993	87	-	4,080
State and political subdivisions	9,555	180	(18)	9,717
Corporate debt securities	18	39	-	57
Total	$70,043	$4,310	$(139)	$74,214

Contractual maturities of debt securities at March 31, 2011 were as follows.  Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	March 31, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Within one year	$-	$-
One to five years	5,020	6,306
Five to 10 years	5,309	5,475
After 10 years	11,372	11,666
	21,701	23,447
Mortgage-backed securities	43,026	45,557
Total	$64,727	$69,004

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of the dates indicated.

	March 31, 2011
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$6,867	$(133)	$-	$-	$6,867	$(133)
Mortgage-backed securities	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	-	-	-	-
State and political subdivisions	400	(1)	-	-	400	(1)
Trust preferred securities	-	-	-	-	-	-
Total	$7,267	$(134)	$-	$-	$7,267	$(134)

	December 31, 2010
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$6,881	$(119)	$-	$-	$6,881	$(119)
Mortgage-backed securities	3,598	(2)	-	-	3,598	(2)
Collateralized mortgage obligations	-	-	-	-	-	-
State and political subdivisions	1,252	(18)	-	-	1,252	(18)
Trust preferred securities	-	-	-	-	-	-
Total	$11,731	$(139)	$-	$-	$11,731	$(139)

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

Fair Value of Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

March 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U. S. Treasury	$5,992	$5,992	$-	$-
U. S. Government	7,887		7,887
Mortgage-backed securities	41,788		41,788
Collateralized mortgage obligations	3,769		3,769
State and political subdivisions	9,208		9,208
Corporate debt securities	360			360

Activity in assets measured using Level 3 inputs during the year was as follows:
Balance, January 1, 2011	$57
Paydowns	(2)
Unrealized gains included in other comprehensive income	305
Balance, March 31, 2011	$360

December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities:
U.S. Treasury	$6,093	$6,093	$-	$-
U.S. Government agencies	7,918	-	7,918	-
Mortgage-backed securities	46,349	-	46,349	-
Collateralized mortgage obligations	4,080	-	4,080	-
State and political subdivisions	9,717	-	9,717	-
Corporate debt securities	57	-	-	57

Activity in assets measured using Level 3 inputs during the year was as follows:
Balance, January 1, 2010	$30
Paydowns	(12)
Unrealized gains included in other comprehensive income	39
Balance, December 31, 2010	$57

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically result from the application of lower of cost or market accounting or a write-down occurring during the period.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2011 and December 31, 2010.

March 31, 2011	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Three Months Ended March 31, 2011
(Dollars in thousands)
Impaired loans	--	--	$600	$(295)

December 31, 2010	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Twelve Months Ended December 31, 2010
(Dollars in thousands)
Impaired loans	--	--	$1,432	$(58)
Other real estate owned	--	--	115	(38)

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Mortgage Loans Held For Sale
Mortgage loans held for sale are carried at the lower of cost or fair value.  They consist of residential mortgage loans held for sale that are valued based on traded market value of similar assets where available and/or discounted cash flows at market interest rates. They are recorded at cost in the consolidated balance sheets at March 31, 2011 and December 31, 2010.

Other Real Estate Owned and Repossessed Assets
Other real estate owned and repossessed assets are carried at lower of cost or estimated fair value.  The estimated fair value of the real estate or repossessed asset is determined through current appraisals, or management’s best estimate of the value and adjusted as necessary, by management, to reflect current market conditions.  As such, other real estate owned and repossessed assets are generally classified as Level 3.

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

The “Fair Value Measurement and Disclosures” topic of the FASB ASC requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below.

The year-end estimated fair values of financial instruments were as follows for the dates indicated:

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$11,720	$11,720	$7,788	$7,788
Other investments	1,992	1,992	3,486	3,485
Available-for-sale securities	69,004	69,004	74,214	74,214
Loans held for sale	1,239	1,239	3,155	3,155
Loans, net of allowance for loan losses	239,088	238,474	238,346	237,770
FHLB stock	2,988	2,988	2,988	2,988
Forward sale commitments	50	50	21	21

Financial liabilities
Deposits	$218,999	$219,227	$219,504	$219,808
Securities sold under agreement to repurchase	5,425	5,425	6,215	6,215
FHLB advances	13,000	13,681	13,000	13,790
Other borrowings	35,000	37,384	35,000	37,455
Interest rate lock commitments	50	50	21	21

General

For short-term financial instruments realizable in three months or less, the carrying amount approximates fair value.

Cash and Cash Equivalents and Interest Receivable

The carrying amount approximates fair value, primarily due to their short-term nature.

Federal Home Loan Bank Stock

The fair value of stock in the Federal Home Loan Bank equals the carrying value reported in the balance sheet.  This stock is redeemable at full par value only by the Federal Home Loan Bank.

Other Investments

Other investments consist of time deposits placed with other banks and is calculated based on present value of future cash flows.

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

Deposits

The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing, are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.

Securities Sold Under Agreement to Repurchase

Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Federal Home Loan Bank Advances

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Other Borrowings

On April 30, 2008, the Bank entered into two balance sheet leverage transactions whereby it borrowed a total of $35 million in multiple rate repurchase agreements and invested the proceeds in U. S. Agency pass-through Mortgage Backed Securities, which were pledged as collateral.  The fair values disclosed are based on third party modeling of the debt structure.

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

NOTE 7 –TRANSFERS OF FINANCIAL ASSETS

Under the provisions of the FASB Accounting Standards Update 2009-16, “Accounting for Transfers of Financial Assets” (ASU 2009-16) and the amendments to ASC 860, “Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” which modify the criteria for achieving sale accounting for transfers of financial assets and define the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.   Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. A participating interest is a portion of an entire financial asset that (1) conveys proportionate ownership rights with equal priority to each participating interest holder (2) involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder, and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder.  The Company’s transfers of financial assets consist solely of one loan participation.

As of March 31, 2011, the Company had one participation loan which was a commercial line of credit that did not qualify as a sale under the provisions of ASU 2009-16 and, therefore, approximately $510,000 was recorded on the balance sheet as a participation loan and a corresponding amount was recorded in other liabilities as a secured borrowing.   The principal amount outstanding on this participation loan varies from day-to-day in relation to the borrowing needs of the customer; the maximum participation amount outstanding at any time will not exceed $5.0 million under the terms of the participation agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes appearing in Part I, Item 1 of this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 7, 2011.

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At March 31, 2011, the Company had total assets of $341.7 million, deposits of $219.0 million and shareholders’ equity of $67.2 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

Other-than-temporary Impairment of Securities.  Investments that we currently own could suffer declines in fair value that are other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an other-than-temporary impairment on investments.  We did not record any other-than-temporary impairment of securities during the first three months of 2011.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total Assets. At March 31, 2011, total assets were $341.7 million, a decrease of $3.6 million, or 1.0%, compared to $345.3 million at December 31, 2010.

Cash and Cash Equivalents. Cash and cash equivalents were $11.7 million at March 31, 2011 compared to $7.8 million at December 31, 2010.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities.  Total securities were $69.0 million at March 31, 2011, a decrease of $5.2 million, or 7.0%, compared to $74.2 million as of December 31, 2010.

Loans.  Net loans remained relatively stable at $239.1 million at March 31, 2011 compared to $238.3 million as of December 31, 2010.  Our primary lending activity is the origination of loans secured by real estate, which grew to $194.0 million at March 31, 2011 compared to $187.4 million as of December 31, 2010.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Allowance for Loan Losses.  The allowance for loan losses increased by $262,000, or 7.2%, to $3.9 million at March 31, 2011 compared to $3.6 million as of December 31, 2010.

Non-performing assets (consisting of non-accrual loans and real estate owned) totaled $3.6 million at March 31, 2011 compared to $3.1 million at December 31, 2010. The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.

Deposits. Total deposits remained relatively stable at $219.0 million at March 31, 2011 compared to $219.5 million as of December 31, 2010.

Borrowings.   Total borrowings with other banks remained unchanged and totaled $35.0 million at both March 31, 2011 and at December 31, 2010.  FHLB advances also remained unchanged and totaled $13.0 million at both March 31, 2011 and December 31, 2010.   Securities sold under agreements to repurchase totaled $5.4 million as of March 31, 2011 compared to $6.2 million as of December 31, 2010.

Interest Payable and Other Liabilities.  Total interest payable and other liabilities totaled $2.1 million at March 31, 2011 compared to $4.8 million at December 31, 2010.  The decrease was primarily due to the change in the outstanding balance of one participation loan consisting of a commercial line of credit that did not qualify as a sale under the provisions of ASU 2009-16.  Under the provisions of ASU 2009-16, this participation loan was recorded on the balance sheet as a participation loan and a corresponding amount recorded in other liabilities as a secured borrowing.  The outstanding balance at March 31, 2011 was approximately $510,000, compared to an outstanding balance of approximately $3 million at December 31, 2010.  See “Note 7 – Transfers of Financial Assets.”

Shareholders’ Equity.  Total shareholders’ equity increased slightly to $67.2 million as of March 31, 2011, compared to $66.7 million as of December 31, 2010.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General.  Net income for the three months ended March 31, 2011 was $358,000, an increase of 9.5% compared to net income of $327,000 for the three months ended March 31, 2010.  The increase was primarily due to an increase of $305,000 in net interest income after the provision for loan losses.  This positive impact to earnings was partially offset by an increase of $235,000 in non-interest expense and  decrease of $25,000 in non-interest income.

Net Interest Income.  The Company experienced an increase of $333,000, or 11.1% in net interest income to $3.3 million for the three months ended March 31, 2011 compared to $3.0 million for the three months ended March 31, 2010.  Total interest income remained relatively unchanged at $4.4 million for the three months ended March 31, 2011 compared to the prior year period.

Interest income on loans increased 9.5% to $3.5 million during the three months ended March 31, 2011 as the average outstanding balance increased by 10.3% or $22.2 million to $239.3 million, while the yield on the portfolio remained virtually unchanged from the same period one year ago.

Interest income on investment securities decreased by $313,000, or 28.7%, to $777,000 for the three months ended March 31, 2011 from the same prior year period  as average balances decreased by 23.7% or $22.3 million and average yields decreased 31 basis points.  The primary reason for the decline in average balances during the period was accelerated prepayments on mortgage backed securities due to falling interest rates.  Additionally, calls on higher yielding agency bonds were significant during the period, thereby contributing to the decline in average balances and the lower yield on investments.

Total interest expense decreased by $328,000 or 24.2% to $1.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The average balance of interest-bearing deposits decreased 1.4% to $196.2 million for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.  Interest paid on interest-bearing deposits declined by $323,000, or 35.3%, to $591,000 for the three month period ended March 31, 2011 as the average interest rate paid declined 64 basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and lower rates paid on transaction accounts as market rates declined.  Interest paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreements to repurchase, decreased slightly by $8,000 or 6.4% while average balances on FHLB advances and other borrowings decreased to $17.9 million at March 31, 2011, compared to $19.3 million as of March 31, 2010 and the average interest rate paid increased three basis points.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, as the interest rate paid on the borrowings remained unchanged.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2011 and 2010.

		Average Balance Sheet for the
		Three Months Ended March 31,
		2011			2010

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits	$ 8,513	$ 11	0.52%	$ 4,809	$ 3	0.25%
Loans	239,298	3,527	5.98%	217,019	3,220	6.02%
Investment securities	71,770	777	4.39%	94,112	1,090	4.70%
Other interest-earning assets	4,731	55	4.71%	4,412	52	4.78%
Total interest-earning assets	324,312	4,370	5.46%	320,352	4,365	5.53%

Noninterest-earning assets	15,475			22,896
Total	$ 339,787			$ 343,248

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	196,197	591	1.22%	198,990	914	1.86%
FHLB advances and other borrowings	17,852	117	2.66%	19,297	125	2.63%
Long-term borrowings at other banks	35,000	321	3.72%	35,000	318	3.68%
Total Interest-Bearing Liabilities	249,049	1,029	1.68%	253,287	1,357	2.17%

Noninterest-bearing deposits	21,674			17,105
Other noninterest-bearing liabilities	2,061			2,458
Shareholders' equity	67,003			70,398

Total	$ 339,787			$ 343,248

Net Interest Income		$ 3,341			$ 3,008

Net Yield on Earning Assets			4.18%			3.81%

Interest rate spread			3.79%			3.35%

Average interest-earning assets to
average interest-bearing liabilities			130.22%			126.48%

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

	Three Months Ended
	March 31, 2011 Compared to March 31, 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)

Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$60	$(52)	$8
Loans	392	(85)	307
Investment securities	(74)	(239)	(313)
Other interest-earning assets	6	(3)	3
Total Earning Assets	384	(379)	5

Interest paid on:
Interest bearing deposits	884	(1,207)	(323)
FHLB advances and other borrowings	(14)	6	(8)
Long-term borrowings at other banks	(8)	11	3
Total Interest-Bearing Liabilities	862	(1,190)	(328)
Change in Net Interest Income	$(478)	$811	$333

Provision for Loan Losses.  The Company recorded a provision for loan losses of $255,000 for the three months ended March 31, 2011 compared to a provision of $227,000 for the three months ended March 31, 2010.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was higher for the first quarter of 2011 primarily due to growth in the loan portfolio and increases in the levels of nonperforming loans and classified loans.

Non-interest Income. The following table summarizes non-interest income for the three months ended March 31, 2011 and 2010 and the percentage change for each category of income.

	Three Months Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)
Non-interest income
Service charges on deposit accounts and other fees	282	306	(7.84	) %
Loan servicing and other fees	17	21	(19.05	) %
Net gains on sales of mortgage loans held for sale	207	221	(6.33	) %
Net realized gain on sales of available-for-sale securities	-	7	(100.00	) %
Insurance and brokerage commissions	26	45	(42.22	) %
Other	47	4	1075.00%
Total noninterest income	$579	$604	(4.14	) %

Non-interest income for the three months ended March 31, 2011 decreased to $579,000, compared to $604,000 for the three months ended March 31, 2010.  The decrease in non-interest income was due primarily to a decrease of $24,000 or 7.8% in service charges on deposit accounts and other fees,  a decrease of $14,000 or 6.3% in net gains on mortgage loan sales, as refinancing activity decreased during the first quarter of 2011 compared to the first quarter of 2010, and a decrease of $19,000 in income from insurance and brokerage commissions as sales volumes declined in the first quarter of 2011 compared to the first quarter of 2010.  This decrease was primarily offset by a increase of $43,000 in other non-interest income which was primarily related to the realization of profit on the sale of other real estate owned.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended March 31, 2011 and 2010 and the percentage change for each expense category.

	Three Months Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$1,732	$1,543	12.25%
Net occupancy expense	166	168	(1.19	) %
Equipment expense	187	176	6.25%
Data processing fees	223	227	(1.76	) %
Professional fees	184	101	82.18%
Marketing expense	76	65	16.92%
Office expense	72	72	0.00%
Loan collection and repossession expense	-	77	(100.00	) %
Other	477	453	5.30%
Total non-interest expense	$3,117	$2,882	8.15%

Total non-interest expense increased $235,000, or 8.2% to $3.1 million for the three months ended March 31, 2011 as compared to the same period in 2010.  The increase in non-interest expense was primarily attributable to increased salaries and employee benefits of $189,000, mainly due to higher salaries, group insurance, and training expense, and an increase in professional fees of $83,000 which was primarily related the Bank’s decision to perform a thorough review of systems related to information technology during the first quarter of 2011.   The increases in non-interest expense were somewhat offset by a decrease of $77,000 in loan collection and repossession expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Income Taxes. Income tax expense for the three months ended March 31, 2011 was $190,000 compared to $176,000 for the same period in 2010. The effective income tax rate for the three months ended March 31, 2011 was 34.7% compared to 35.0% for the three months ended March 31, 2010.  The higher income tax expense for the three months ended March 31, 2011 was primarily due to an increase in taxable income.

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

The Bank regularly adjusts our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on its operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $11.7 million. Securities classified as available-for-sale, totaling $69.0 million at March 31, 2011, provide additional sources of liquidity. In addition, at March 31, 2011, the Bank’s maximum collateral borrowing capacity was approximately $43.0 million from the Federal Home Loan Bank of Cincinnati and its maximum collateral borrowing capacity through the Discount Window at the Federal Reserve Bank was $50.4 million. At March 31, 2011, the Bank had $13.0 million of Federal Home Loan Bank advances outstanding.  At March 31, 2011, the Bank did not have any advances outstanding through the Discount Window.

At March 31, 2011, the Company (on an unconsolidated basis) had liquid assets of $12.7 million.  These funds are available to pay dividends, repurchase stock and for other general corporate purposes.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories and did not exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

The following table includes the Bank’s capital ratios as of the dates indicated:

	March 31, 2011	December 31, 2010
Tier 1 Core Capital (to adjusted total assets)	14.24%	13.89%
Tangible Equity Ratio (to tangible assets)	14.24%	13.89%
Tier 1 Risk-Based Capital (to risk-weighted assets)	18.46%	18.20%
Total Risk-Based Capital (to risk-weighted assets)	19.51%	19.24%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $0.05 during the first quarter of 2011.  The dividend payout ratio for the first three months of 2011, representing dividends per share divided by diluted earnings per share, was 62.6%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the three months ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at March 31, 2011, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 7, 2011.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2011, the Company was not a party to any pending legal proceedings.  At March 31, 2011, First Federal Savings Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 7, 2011.  As of March 31, 2011, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the first quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
January 1, 2011 to January 31, 2011	-	$-	-	369,817
February 1, 2011 to February 28, 2011	-	-	-	369,817
March 1, 2011 to March 31, 2011	-	-	-	369,817
Total	-	$-	-	369,817

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

FIRST ADVANTAGE BANCORP

Dated: May 16, 2011	By: /s/ Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: May 16, 2011	By: /s/ Patrick C. Greenwell
Patrick C. Greenwell
Chief Financial Officer