Form 10-Q
period 2011-08-15
First Advantage Bancorp
filed 2011-08-15
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X__  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):        Large Accelerated Filer [    ]                                                             Accelerated Filer [    ]
Non-accelerated Filer [    ]                                                                Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No    X

The number of shares outstanding of the registrant’s common stock as of August 9, 2011 was 4,563,294.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$3,955	$4,151
Interest-bearing demand deposits with banks	14,585	1,387
Federal funds sold	300	2,250
Cash and cash equivalents	18,840	7,788

Available-for-sale securities, at fair value	67,210	74,214
Other investments	1,743	3,486
Loans held for sale	2,786	3,155
Loans, net of allowance for loan losses of $3,921 and $3,649 at June 30, 2011 and December 31, 2010, respectively	241,724	238,346
Premises and equipment, net	7,460	7,553
Other real estate owned and repossessed assets	672	663
Federal Home Loan Bank stock	2,988	2,988
Accrued interest receivable	1,506	1,420
Refundable income taxes	1,870	1,515
Deferred tax assets	1,910	2,199
Other assets	1,751	1,925
Total assets	$350,460	$345,252

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$29,853	$19,681
Savings, checking and money market	123,955	120,859
Time certificates	71,634	78,964
Total deposits	225,442	219,504

Securities sold under agreement to repurchase	5,109	6,215
Federal Home Loan Bank advances	13,000	13,000
Borrowings with other banks	35,000	35,000
Interest payable and other liablilities	4,166	4,806
Total liabilities	282,717	278,525
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at June 30, 2011 or December 31, 2010	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 4,612,294 shares issued and 4,086,674 outstanding at June 30, 2011 and 4,632,494 shares issued and 4,107,818 outstanding at December 31, 2010	46	46
Additional paid-in-capital	46,861	46,626
Common stock acquired by benefit plans:
Restricted stock	(1,134)	(1,085)
Common stock held by:
Employee Stock Ownership Plan trust	(3,198)	(3,198)
Benefit plans	(2,172)	(2,159)
Retained earnings	24,302	23,923
Accumulated other comprehensive income	3,038	2,574
Total shareholders' equity	67,743	66,727
Total liabilities and shareholders' equity	$350,460	$345,252

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans	$3,649	$3,388	$7,176	$6,608
Investment securities	729	953	1,506	2,043
Other	59	68	125	123
Total interest and dividend income	4,437	4,409	8,807	8,774
Interest expense
Deposits	553	821	1,144	1,735
Borrowings	444	463	882	906
Total interest expense	997	1,284	2,026	2,641
Net interest income	3,440	3,125	6,781	6,133
Provision for loan losses	233	232	488	459
Net interest income after provision for loan losses	3,207	2,893	6,293	5,674
Noninterest income
Service charges on deposit accounts and other fees	328	298	610	604
Loan servicing and other fees	24	24	41	45
Net gains on sales of mortgage loans held for sale	292	342	499	563
Net realized gain on sales of available-for-sale securities	-	70	-	77
Insurance and brokerage commissions	30	25	56	70
Other	9	8	56	12
Total noninterest income	683	767	1,262	1,371
Noninterest expense
Salaries and employee benefits	1,595	1,623	3,327	3,149
Net occupancy	171	168	337	336
Equipment	169	186	356	362
Data processing	222	217	445	444
Professional fees	174	96	358	197
Marketing	176	68	252	136
Office expense	76	64	148	136
Loan collection and repossession expense	-	49	0	126
Other	483	450	960	917
Total noninterest expense	3,066	2,921	6,183	5,803
Income before income taxes	824	739	1,372	1,242
Provision for income taxes	338	408	528	584
Net income	$486	$331	$844	$658
Per common share:
Basic net income per common share	$0.12	$0.08	$0.21	$0.15
Diluted net income per common share	$0.11	$0.08	$0.20	$0.15
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10
Basic weighted average common shares outstanding	4,105,910	4,303,639	4,106,856	4,404,871
Diluted weighted average common shares outstanding	4,290,171	4,342,942	4,298,744	4,438,658

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Shareholders' Equity
Six Months Ended June 30, 2011 and 2010
(Dollars in thousands, except share and per share amounts)
						Common	Accumulated
				Additional		Stock	Other	Total
	Comprehensive	Common Stock		Paid-in	Retained	Acquired by	Comprehensive	Shareholders'
	Income	Shares	Stock	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2010		5,171,395	$52	$51,915	$23,210	$(7,106)	$2,455	$70,526
Comprehensive income, net of tax:
Net income	$658		-	-	658	-	-	658
Change in unrealized appreciation of available-for-sale securities, net of tax	823		-		-	-	823	823
Total comprehensive income	$1,481		-	-	-	-	-	1,481
Treasury stock purchase/retire		(375,600)	(4)	(4,015)				(4,019)
Dividends paid ($0.10 per common share)			-		(505)	-	-	(505)
Stock-based compensation				624		-		624
Purchase of restricted stock plan shares			-	-	-	(53)	-	(53)
Balance at June 30, 2010		4,795,795	$48	$48,524	$23,363	$(7,159)	$3,278	68,054

Balance at January 1, 2011		4,632,494	$46	$46,626	$23,923	$(6,442)	$2,574	$66,727
Comprehensive income, net of tax:
Net income	$844		-	-	844	-	-	844
Change in unrealized appreciation of available-for-sale securities, net of tax	464						464	464
Total comprehensive income	$1,308		-	-	-	-	-	1,308
Treasury stock purchase/retire		(20,200)	-	(259)	-			(259)
Dividends paid ($0.10 per common share)			-	-	(465)	-	-	(465)
Stock-based compensation			-	494	-	-	-	494
Purchase of restricted stock plan shares			-	-	-	(62)	-	(62)
Balance at June 30, 2011		4,612,294	$46	$46,861	$24,302	$(6,504)	$3,038	$67,743

See accompanying notes to unaudited condensed financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$844	$658
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	488	459
Depreciation, amortization and accretion	389	468
Deferred income taxes	-	(22)
Funding of mortgage loans held for sale	(20,549)	(25,409)
Proceeds from sales of mortgage loans held for sale	21,417	25,400
Net gains on sales of mortgage loans held for sale	(499)	(563)
Net realized gain on available-for-sale securities	-	(77)
Stock-based compensation	494	624
Decrease in other assets	91	318
(Decrease) increase in other liabilities	(995)	384
Net cash provided by operating activities	1,680	2,240

Investing activities
Purchases of other investments	-	(996)
Proceeds from maturities of other investments	1,743	-
Purchases of securities available for sale	(850)	(3,000)
Proceeds from call/maturities and repayments of securities available-for-sale	8,517	26,548
Net increase in loans	(3,891)	(16,158)
Purchases of premises and equipment	(206)	(228)
Proceeds from sale of other real estate owned and repossessed assets	13	323
Net cash provided by investing activities	5,326	6,489

Financing activities
Net increase in demand deposits, money market, checking and savings accounts	13,268	6,099
Net decrease in time deposits	(7,330)	(4,101)
Net (decrease) increase in repurchase agreement and other short-term borrowings	(1,106)	1,688
Cash paid for dividends	(465)	(505)
Stock repurchased/retired - repurchase program	(259)	(4,019)
Stock purchased - restricted stock compensation plans	(62)	(53)
Net cash provided by (used in) financing activities	4,046	(891)
Increase in cash and cash equivalents	11,052	7,838
Cash and cash equivalents, beginning of period	7,788	11,865
Cash and cash equivalents, end of period	$18,840	$19,703
Supplemental cash flow information:
Other real estate owned acquired through foreclosure of real estate loans	140	647
Transfer of other real estate from loans	28	140
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”), First Federal Savings Bank (“First Federal” or the “Bank”) and the Bank’s subsidiaries.  First Federal is a federally chartered savings bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  The Company uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein relates primarily to First Federal.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for reporting the interim periods have been included.    The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission (the “SEC”) on March 7, 2011.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures regarding troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Basic and diluted earnings per share are computed as follows:

(Dollars in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$486	$331	$844	$658

Weighted-average shares - Basic EPS	4,105,910	4,303,639	4,106,856	4,404,871
Weighted-average restricted shares -
2007 Deferred Compensation Plan	20,133	7,137	20,101	6,140
2008 Equity Incentive Plan	65,759	3,966	74,059	-
Weighted-average shares -
ESOP committed to be released	98,369	28,200	97,728	27,647
Weighted-average shares - Diluted EPS	4,290,171	4,342,942	4,298,744	4,438,658
Basic earnings per common share	$0.12	$0.08	$0.21	$0.15
Diluted earnings per common share	$0.11	$0.08	$0.20	$0.15

NOTE 4 –LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

The Company’s primary lending activity is the origination of loans secured by real estate.  The Company originates one-to-four family mortgage loans, multi-family loans, nonresidential real estate loans, commercial business loans and construction loans.  To a lesser extent, we also originate land loans and consumer loans.

The following table summarizes the composition of our total net loans receivable at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$42,209	17.2%	$43,695	18.1%
Multi-family	12,540	5.1	13,592	5.6
Nonresidential	83,025	33.8	77,089	31.9
Construction loans:
One-to-four family	19,166	7.8	20,373	8.4
Multi-family	1,846	0.8	357	0.1
Nonresidential	6,164	2.5	5,929	2.5
Land loans	25,949	10.6	26,394	10.9
Total real estate loans	190,899	77.8	187,429	77.5

Consumer:
Home equity loans and lines of credit	19,684	8.0	18,761	7.7
Auto loans	492	0.2	639	0.3
Deposit loans	456	0.2	377	0.2
Overdrafts	43	-	47	-
Other	1,865	0.8	2,193	0.9
Total consumer loans	22,540	9.2	22,017	9.1

Commercial loans	32,075	13.0	32,460	13.4

Total loans	245,514	100.0%	241,906	100.0%
Allowance for loan losses	(3,921)		(3,649)
Net deferred loan costs	131		89
Loans receivable, net	$241,724		$238,346

The following table sets forth certain information at June 30, 2011 and December 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no state maturity are reported as due in one year or less.

	At June 30, 2011

		Multi-family
		and
	One- to	Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$9,760	$11,942	$26,704	$14,198	$13,845	$17,567	$94,016
More than one year to three years	13,844	53,454	472	7,178	1,227	9,018	85,193
More than three years to five years	4,963	26,031	-	3,982	1,300	2,772	39,048
More than five years to fifteen years	6,332	4,138	-	591	6,168	2,718	19,947
More than fifteen years	7,310	-	-	-	-	-	7,310
Total	$42,209	$95,565	$27,176	$25,949	$22,540	$32,075	$245,514

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

The following tables set forth the dollar amount of all loans at June 30, 2011 that are due after June 30, 2012, and at December 31, 2010 that are due after December 31, 2011, and have either fixed interest rates or floating or adjustable interest rates.

As of June 30, 2011		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$31,206	$1,242	$32,448
Multi-family and nonresidential	75,239	8,385	83,624
Construction	136	336	472
Land	3,320	8,430	11,750
Consumer	3,395	5,300	8,695
Commercial	11,088	3,420	14,508
Total	$124,384	$27,113	$151,497

As of December 31, 2010		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$32,364	$1,315	$33,679
Multi-family and nonresidential	69,632	11,097	80,729
Construction	-	286	286
Land	2,112	11,632	13,744
Consumer	4,053	4,620	8,673
Commercial	12,079	6,651	18,730
Total	$120,240	$35,601	$155,841

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate.  When market rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Nonperforming Assets

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are placed on non-accrual status when, in management’s opinion, the borrower is unable to meet payment obligations, which typically occurs when principal and interest payments are 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a non-accrual loan are first applied to the outstanding principal balance.  At June 30, 2011 and December 31, 2010, non-accruing loans were $2.9 million and $3.0 million, respectively.  Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $40,000 for the first six months of 2011 and $57,000 for the year ended December 31, 2010.  No interest income was recognized on non-accrual loans on a cash basis during the first six months of 2011 or during 2010.

Other real estate owned and repossessed assets which are acquired through, or in lieu, of foreclosure are held for sale and initially recorded at fair value, less estimated selling cost when acquired, establishing a new cost basis.  Costs after acquisition are generally expensed.  Any changes in fair value of the asset are recorded through expense.  The valuations of other real estate owned and a repossessed asset are subjective in nature and may be adjusted in the future because of changes in economic conditions.

The following table provides information with respect to our nonperforming assets at the dates indicated.

Nonperforming Assets	At June 30,	At December 31,
	2011	2010
	(Dollars in thousands)

Non-accrual loans:
One- to four-family	$1,420	$1,266
Multi-family and nonresidential	677	541
Construction	-	-
Land	339	541
Consumer	247	240
Commercial	233	397
Total	2,916	2,985

Accruing loans past due 90 days or more:
One- to four-family	-	-
Multi-family and nonresidential	-	-
Construction	-	-
Land	-	-
Consumer	-	-
Commercial	-	-
Total	-	-
Total of non-accrual and 90 days or	2,916	2,985
more past due loans

Real estate owned	140	115
Other nonperforming assets	-	16
Total nonperforming assets	$3,056	$3,116

Total nonperforming loans to total loans	1.19%	1.23%
Total nonperforming loans to total assets	0.83%	0.86%
Total nonperforming assets to total assets	0.87%	0.90%

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

At June 30, 2011, our allowance for loan losses represented 1.6% of total gross loans and 134.6% of nonperforming loans.  At December 31, 2010, our allowance for loan losses represented 1.5% of total gross loans and 122.2% of nonperforming loans.  The allowance for loan losses increased $272,000 to $3.9 million at June 30, 2011 from $3.6 million at December 31, 2010 primarily due to increases in  classified loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,			At December 31,
	2011			2010
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)			(Dollars in thousands)
One-to-four family	$371	9.5%	17.2%	$545	14.9%	18.1%
Multi-family and nonresidential	1,098	28.0	38.8	1,061	29.1	37.5
Construction	325	8.3	11.1	325	8.9	11.0
Land	621	15.8	10.6	730	20.0	10.9
Consumer	250	6.4	9.2	250	6.9	9.1
Commercial	1,256	32.0	13.1	738	20.2	13.4
Total allowance for loan losses	$3,921	100.0%	100.0%	$3,649	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accepted accounting principles, there can be no assurance that our regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. Our regulators may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience

The following table details allowance for loan losses and recorded investment in loans by portfolio segment for the six months ended June 30, 2011 and 2010:

Allowance for Loan Losses and Recorded Investment in Loans
For the Six Months Ended June 30, 2011
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:

Beginning balance	$545	$1,061	$325	$730	$250	$738	$-	$3,649
Charge offs	-	-	-	-	(13)	(236)	-	(249)
Recoveries	-	-	-	-	6	27	-	33
Provision (Credit)	(174)	37	-	(109)	7	727	-	488
Ending balance	$371	$1,098	$325	$621	$250	$1,256	$-	$3,921

Ending balance individually evaluated for impairment	$40	$-	$-	$-	$-	$628	$-	$668

Ending balance collectively evaluated for impairment	$331	$1,098	$325	$621	$250	$628	$-	$3,253

Loans:

Ending balance	$42,209	$95,565	$27,176	$25,949	$22,540	$32,075	$-	$245,514

Ending balance individually evaluated for impairment	$488	$249	$-	$292	$160	$628	$-	$1,817

Ending balance collectively evaluated for impairment	$41,721	$95,316	$27,176	$25,657	$22,380	$31,447	$-	$243,697

Allowance for Loan Losses and Recorded Investment in Loans
For the Six Months Ended June 30, 2010
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:

Beginning balance	$280	$1,125	$160	$286	$200	$762	$-	$2,813
Charge offs	(284)	-	-	-	(9)	(8)	-	(301)
Recoveries	4	-	-	-	4	6	-	14
Provision (Credit)	280	(8)	-	49	5	133	-	459
Ending balance	$280	$1,117	$160	$335	$200	$893	$-	$2,985

Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance collectively evaluated for impairment	$280	$1,117	$160	$335	$200	$893	$-	$2,985

Loans:

Ending balance	$43,697	$89,712	$30,967	$20,237	$20,958	$23,530	$-	$229,101

Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance collectively evaluated for impairment	$43,697	$89,712	$30,967	$20,237	$20,958	$23,530	$-	$229,101

The following table shows credit quality indicators at June 30, 2011 and December 31, 2010:

Credit Quality Indicators as of June 30, 2011
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$39,476	$92,733	$25,616	$25,182	$22,347	$31,043	$236,397
Special mention	847	1,989	1,189	180	18	404	4,627
Substandard	1,886	843	371	587	175	417	4,279
Doubtful	-	-	-	-	-	211	211
Total	$42,209	$95,565	$27,176	$25,949	$22,540	$32,075	$245,514

Credit Quality Indicators as of December 31, 2010
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$ 41,389	$ 87,570	$ 25,413	$ 25,864	$ 21,637	$ 31,703	$ 233,576
Special mention	794	1,904	720	192	70	103	3,783
Substandard	1,512	1,207	526	338	310	442	4,335
Doubtful	-	-	-	-	-	212	212
Total	$ 43,695	$ 90,681	$ 26,659	$ 26,394	$ 22,017	$ 32,460	$ 241,906

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2011.

Credit risk by payment activity

Loans that do not receive an internally assigned grade are separated into two categories: performing and nonperforming. Performing loans are generally abiding by the terms of their loan contract and are less than 90 days past due. Loans are deemed nonperforming typically when they reach nonaccrual status or are 90 days past due or greater. The information presented by payment activity is updated as of June 30, 2011 based upon past due status as of that date.

The following table shows an aging analysis of past due loans as of the dates indicated:

Age Analysis of Past Due Loans
As of June 30, 2011
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$1,099	$373	$155	$1,627	$40,582	$42,209	$-
Multifamily/nonresidential	-	237	77	314	95,251	95,565	-
Construction	-	-	-	-	27,176	27,176	-
Land	-	-	541	541	25,408	25,949	-
Consumer and other	163	3	38	204	22,336	22,540	-
Commercial	192	38	342	572	31,503	32,075	-

Age Analysis of Past Due Loans
As of December 31, 2010
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$675	$168	$693	$1,536	$42,159	$43,695	$-
Multifamily/nonresidential	-	-	-	-	90,681	90,681	-
Construction	-	-	-	-	26,659	26,659	-
Land	-	-	541	541	25,853	26,394	-
Consumer and other	661	137	436	1,234	20,783	22,017	-
Commercial	-	-	-	-	32,460	32,460	-

The following tables set forth details regarding impaired loans as of the periods indicated:

Impaired Loans
For the Six Months Ended June 30, 2011
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Blance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$448	$448	$-	$457	$-
Multifamily/nonresidential	249	249	-	249	-
Construction	-	-	-	-	-
Land	292	292	-	292	-
Consumer and other	160	160	-	160	-
Commercial	-	-	-	-	-
Subtotal	1,149	1,149	-	1,158	-

With an allowance recorded:
One-to-four family	40	40	21	40	-
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	-	-	-	-	-
Commercial	628	628	258	651	14
Subtotal	668	668	279	691	14

Total:
One-to-four family	488	488	21	497	-
Multifamily/nonresidential	249	249	-	249	-
Construction	-	-	-	-	-
Land	292	292	-	292	-
Consumer and other	160	160	-	160	-
Commercial	628	628	258	651	14
Total	$1,817	$1,817	$279	$1,849	$14

Impaired Loans
For the Twelve Months Ended December 31, 2010
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Blance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$-	$-	$-	$-	$-
Multifamily/nonresidential	249	249	-	252	5
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	160	160	-	160	6
Commercial	212	270	-	251	5
Subtotal	621	679	-	663	16

With an allowance recorded:
One-to-four family	461	461	195	465	23
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	292	292	71	292	5
Consumer and other	-	-	-	-	-
Commercial	-	-	-	-	-
Subtotal	753	753	266	757	28

Total:
One-to-four family	461	461	195	465	23
Multifamily/nonresidential	249	249	-	252	5
Construction	-	-	-	-	-
Land	292	292	71	292	5
Consumer and other	160	160	-	160	6
Commercial	212	270	-	251	5
Total	$1,374	$1,432	$266	$1,420	$44

No interest was recognized on impaired loans on a cash basis during the six month period ended June 30, 2011 or the twelve month period ended December 31, 2010.

Troubled Debt Restructurings

The following table sets forth information about modifications which were considered Troubled Debt Restructurings (“TDRs”) as of June 30, 2011.  There were no troubled debt restructurings as of June 30, 2010.

Modifications
As of June 30, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	1	$178	$178

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	-	$-

For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices.  If current valuations are lower than the current book balance of the credit, the negative differences are reviewed and, if deemed appropriate, charged-off.  If a charge-off is not deemed appropriate, a specific reserve is established for the individual loan in question.  The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $0 at June 30, 2011 and 2010. The TDR total of $178 at June 30, 2011 is comprised of a single commercial real estate loan for which the Company agreed to accept interest only payments for one year. The difference in net present values of the cash flows for the restructured loan compared to the original loan terms was immaterial and, therefore, no specific reserve was established for the loan.

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

June 30, 2011
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,711	$1,339	$-	$6,050
U. S. Government agencies and corporations	7,999	10	(32)	7,977
Mortgage-backed securities	36,851	2,772	-	39,623
Collateralized mortgage obligations	3,192	-	(13)	3,179
State and political subdivisions	9,523	303	(60)	9,766
Corporate debt securities	10	605	-	615
Total	$62,286	$5,029	$(105)	$67,210

December 31, 2010
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,730	$1,363	$-	$6,093
U. S. Government agencies and corporations	7,999	38	(119)	7,918
Mortgage-backed securities	43,748	2,603	(2)	46,349
Collateralized mortgage obligations	3,993	87	-	4,080
State and political subdivisions	9,555	180	(18)	9,717
Corporate debt securities	18	39	-	57
Total	$70,043	$4,310	$(139)	$74,214

Contractual maturities of debt securities at June 30, 2011 were as follows.  Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	June 30, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Within one year	$-	$-
One to five years	5,013	6,365
Five to 10 years	5,510	5,746
After 10 years	14,912	15,476
	25,435	27,587
Mortgage-backed securities	36,851	39,623
Total	$62,286	$67,210

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of the dates indicated.

	June 30, 2011
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$2,968	$(32)	$-	$-	$2,968	$(32)
Mortgage-backed securities	-	-	-	-	-	-
Collateralized mortgage obligations	3,179	(13)	-	-	3,179	(13)
State and political subdivisions	2,290	(60)	-	-	2,290	(60)
Trust preferred securities	-	-	-	-	-	-
Total	$8,437	$(105)	$-	$-	$8,437	$(105)

	December 31, 2010
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$6,881	$(119)	$-	$-	$6,881	$(119)
Mortgage-backed securities	3,598	(2)	-	-	3,598	(2)
Collateralized mortgage obligations	-	-	-	-	-	-
State and political subdivisions	1,252	(18)	-	-	1,252	(18)
Trust preferred securities	-	-	-	-	-	-
Total	$11,731	$(139)	$-	$-	$11,731	$(139)

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

Fair Value of Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

June 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U. S. Treasury	$6,050	$6,050	$-	$-
U. S. Government	7,977		7,977
Mortgage-backed securities	39,623		39,623
Collateralized mortgage obligations	3,179		3,179
State and political subdivisions	9,766		9,766
Corporate debt securities	615			615

Activity in assets measured using Level 3 inputs during the year was as follows:
Balance, January 1, 2011	$57
Paydowns	(5)
Unrealized gains included in other comprehensive income	563
Balance, June 30, 2011	$615

December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities:
U.S. Treasury	$6,093	$6,093	$-	$-
U.S. Government agencies	7,918	-	7,918	-
Mortgage-backed securities	46,349	-	46,349	-
Collateralized mortgage obligations	4,080	-	4,080	-
State and political subdivisions	9,717	-	9,717	-
Corporate debt securities	57	-	-	57

Activity in assets measured using Level 3 inputs during the year was as follows:
Balance, January 1, 2010	$30
Paydowns	(12)
Unrealized gains included in other comprehensive income	39
Balance, December 31, 2010	$57

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically result from the application of lower of cost or market accounting or a write-down occurring during the period.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2011 and December 31, 2010.

June 30, 2011	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Six Months Ended June 30, 2011
(Dollars in thousands)

Impaired loans	--	--	$1,817	$(295)

December 31, 2010	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Twelve Months Ended December 31, 2010
(Dollars in thousands)

Impaired loans	--	--	$1,432	$(58)
Other real estate owned	--	--	115	(38)

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Mortgage Loans Held For Sale
Mortgage loans held for sale are carried at the lower of cost or fair value.  They consist of residential mortgage loans held for sale that are valued based on traded market value of similar assets where available and/or discounted cash flows at market interest rates. They are recorded at cost in the consolidated balance sheets at June 30, 2011 and December 31, 2010.

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

The year-end estimated fair values of financial instruments were as follows for the dates indicated:

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$18,840	$18,840	$7,788	$7,788
Other investments	1,743	1,743	3,486	3,486
Available-for-sale securities	67,210	67,210	74,214	74,214
Loans held for sale	2,786	2,786	3,155	3,155
Loans, net of allowance for loan losses	241,724	242,345	238,346	237,770
FHLB stock	2,988	2,988	2,988	2,988
Forward sale commitments	-	-	21	21

Financial liabilities
Deposits	$225,442	$225,667	$219,504	$219,808
Securities sold under agreement to repurchase	5,109	5,109	6,215	6,215
FHLB advances	13,000	13,794	13,000	13,790
Other borrowings	35,000	37,541	35,000	37,455
Interest rate lock commitments	-	(1)	21	21

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

As of June 30, 2011, the Company had one participation loan which was a commercial line of credit that did not qualify as a sale under the provisions of ASU 2009-16 and, therefore, approximately $2.3 million was recorded on the balance sheet as a participation loan and a corresponding amount was recorded in other liabilities as a secured borrowing.   The principal amount outstanding on this participation loan varies from day-to-day in relation to the borrowing needs of the customer; the maximum participation amount outstanding at any time will not exceed $5.0 million under the terms of the participation agreements.

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At June 30, 2011, the Company had total assets of $350.5 million, deposits of $225.4 million and shareholders’ equity of $67.7 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

Recent Developments.

On July 14, 2011, the Bank filed a notice of intent to convert from a federally-chartered savings bank to that of a Tennessee-chartered commercial bank (the “Charter Conversion”) with the Office of Thrift Supervision (“OTS”) and the Tennessee Department of Financial Institutions (“TDFI”).  Upon completion of the Charter Conversion, the Bank would become a Tennessee state-chartered commercial bank regulated by the TDFI and the Federal Deposit Insurance Corporation (“FDIC”).  Upon completion of the Charter Conversion the Company will seek approval by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) of the Company’s bank holding company application to become a bank holding company regulated by the Federal Reserve Board.  Completion of the Charter Conversion is subject to, among other conditions, the approval of the TDFI and the Federal Reserve Board.   There will be no changes to the directors, officers or employees of the Bank as a result of the Charter Conversion.  The Bank’s FDIC insurance coverage, and rates and terms of loans and deposits, will not change as a result of the Charter Conversion.

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

Other-than-temporary Impairment of Securities.  Investments that we currently own could suffer declines in fair value that are other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an other-than-temporary impairment on investments.  We did not record any other-than-temporary impairment of securities during the first six months of 2011.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total Assets. At June 30, 2011, total assets were $350.5 million, an increase of $5.2 million, or 1.5%, compared to $345.3 million at December 31, 2010.

Cash and Cash Equivalents. Cash and cash equivalents were $18.8 million at June 30, 2011 compared to $7.8 million at December 31, 2010.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities.  Total securities were $67.2 million at June 30, 2011, a decrease of $7.0 million, or 9.4%, compared to $74.2 million as of December 31, 2010.

Loans.  Net loans were $241.7 million, an increase of $3.4 million, or 1.4% at June 30, 2011 compared to $238.3 million as of December 31, 2010.  Our primary lending activity is the origination of loans secured by real estate, which grew to $190.9 million at June 30, 2011 compared to $187.4 million as of December 31, 2010.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Allowance for Loan Losses.  The allowance for loan losses increased by $272,000, or 7.5%, to $3.9 million at June 30, 2011 compared to $3.6 million as of December 31, 2010.

There was a 57.8% increase in the level of classified assets from $5.9 million at June 30, 2010 to $9.3 million at June 30, 2011 primarily related to the construction and multi-family/nonresidential loan portfolios.  Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves have been established to account for the increased credit risk of these assets.

Deposits. Total deposits increased by $5.9 million, or 2.7%  to $225.4 million at June 30, 2011 compared to $219.5 million as of December 31, 2010.

Borrowings.   Total borrowings with other banks remained unchanged and totaled $35.0 million at both June 30, 2011 and at December 31, 2010.  FHLB advances also remained unchanged and totaled $13.0 million at both June 30, 2011 and December 31, 2010.   Securities sold under agreements to repurchase totaled $5.1 million as of June 30, 2011 compared to $6.2 million as of December 31, 2010.

Interest Payable and Other Liabilities.  Total interest payable and other liabilities totaled $4.2 million at June 30, 2011 compared to $4.8 million at December 31, 2010.  The decrease was primarily due to the change in the outstanding balance of one participation loan consisting of a commercial line of credit that did not qualify as a sale under the provisions of ASU 2009-16.  Under the provisions of ASU 2009-16, this participation loan was recorded on the balance sheet as a participation loan and a corresponding amount recorded in other liabilities as a secured borrowing.  The outstanding balance at June 30, 2011 was approximately $2.3 million, compared to an outstanding balance of approximately $3.0 million at December 31, 2010.  See “Note 7 – Transfers of Financial Assets.”

Shareholders’ Equity.  Total shareholders’ equity increased slightly to $67.7 million as of June 30, 2011, compared to $66.7 million as of December 31, 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General.  Net income for the three months ended June 30, 2011 was $486,000, an increase of 46.8% compared to net income of $331,000 for the three months ended June 30, 2010.  The increase was primarily due to an increase of $314,000 in net interest income after the provision for loan which was somewhat offset by a decrease of $84,000 in non-interest income and an increase of $145,000 in non-interest expense.

Net Interest Income.  Net interest income increased $315,000, or 10.1%, to $3.4 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Total interest income totaled $4.4 million for the three months ended June 30, 2011, unchanged from the three months ended June 30, 2010.

Interest income on loans increased by 7.7% to $3.6 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as average outstanding loans increased by $13.5 million, or 5.8%, to $244.0 million, while the yield on the portfolio had a slight increase of 11 basis points from the same period one year ago.

Interest income on investment securities decreased by $224,000, or 23.5%, to $729,000 for the three months ended June 30, 2011 from the same period one year ago as average balances decreased $13.9 million and average yields decreased 37 basis points.  The primary reason for the decline in average balances during the period was accelerated prepayments on mortgage backed securities due to falling interest rates.

Total interest expense decreased by $287,000 or 22.4% to $1.0 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The average balance of interest-bearing deposits decreased 1.5% to $197.2 million for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010.  Interest paid on interest-bearing deposits decreased by $268,000, or 32.6%, to $553,000 for the three-month period ended June 30, 2011 as the average interest rate paid declined 52 basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and on transaction accounts as market rates declined.  The average interest rate paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreement to repurchase, decreased by 11 basis points in the second quarter of 2011 as average balances of FHLB advances and other borrowings decreased to an average of $18.2 million for the quarter ended June 30, 2011 compared to average balances of $19.8 million for the quarter ended June 30, 2010.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, as the interest rate paid on the borrowings decreased by three basis points during the same period.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2011 and 2010.

		Average Balance Sheet for the
		Three Months Ended June 30,
		2011			2010

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$8,979	$10	0.45%	$9,910	$4	0.16%
Loans	244,010	3,649	6.00%	230,535	3,388	5.89%
Investment securities	67,670	729	4.32%	81,570	953	4.69%
Other interest-earning assets	4,491	49	4.38%	5,658	64	4.54%
Total interest-earning assets	325,150	4,437	5.47%	327,673	4,409	5.40%

Noninterest-earning assets	17,394			18,671
Total	$342,544			$346,344

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	197,212	553	1.12%	200,246	821	1.64%
FHLB advances and other borrowings	18,179	115	2.54%	19,808	131	2.65%
Long-term borrowings at other banks	35,000	329	3.77%	35,000	332	3.80%
Total interest-bearing liabilities	250,391	997	1.60%	255,054	1,284	2.02%

Noninterest-bearing deposits	21,401			17,752
Other noninterest-bearing liabilities	3,065			5,041
Shareholders' equity	67,687			68,497

Total	$342,544			$346,344

Net Interest Income		$3,440			$3,125

Net Interest Margin			4.24%			3.83%

Interest rate spread			3.87%			3.38%

Average interest-earning assets to
average interest-bearing liabilities			129.86%			128.47%

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

	Three Months Ended
	June 30, 2011 Compared to June 30, 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(13)	$19	$6
Loans	18	243	261
Investment securities	22	(246)	(224)
Other interest-earning assets	(7)	(8)	(15)
Total Earning Assets	20	8	28

Interest paid on:
Interest bearing deposits	714	(982)	(268)
FHLB advances and other borrowings	5	(21)	(16)
Long-term borrowings at other banks	8	(11)	(3)
Total Interest-Bearing Liabilities	727	(1,014)	(287)
Change in Net Interest Income	$(707)	$1,022	$315

Provision for Loan Losses.  The Company recorded a provision for loan losses of $233,000 for the three months ended June 30, 2011 compared to a provision of $232,000 for the three months ended June 30, 2010.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.

Non-interest Income. The following table summarizes non-interest income for the three months ended June 30, 2011 and 2010 and the percentage change for each category of income.

	Three Months Ended June 30,
	2011	2010	% Change
		(Dollars in thousands)
Non-interest Income
Service charges on deposit accounts and other fees	$328	$298	10.07%
Loan servicing and other fees	24	24	-%
Net gains on sales of mortgage loans held for sale	292	342	(14.62	) %
Net realized gain on sales of available-for-sale securities	-	70	(100.00	) %
Insurance and brokerage commissions	30	25	20.00%
Other	9	8	12.50%
Total noninterest income	$683	$767	(10.95	) %

Non-interest income for the three months ended June 30, 2011 decreased by $84,000 to a total of $683,000, compared to $767,000 for the three months ended June 30, 2010.  The decline in total noninterest income for the three months ended June 30, 2011 was primary driven the fact that we did not have any net realized gains on sales of available-for-sale securities during the second quarter of 2011 compared to net realized gains on sales of available-for-sale securities in the amount of $70,000 which occurred in the second quarter of 2010.  Declines in net gains on mortgage loans held for sale of $50,000 or 14.6% also contributed to the decrease as refinancing activity slowed during the second quarter of 2011 compared to the second quarter of 2010.  These negative impacts to noninterest income were somewhat offset by an increase of $30,000 in services charges on deposit accounts and other fees during the second quarter of 2011 compared to the second quarter of 2010.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended June 30, 2011 and 2010 and the percentage change for each expense category.

	Three Months Ended June 30,
	2011	2010	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$1,595	$1,623	(1.73	) %
Net occupancy	171	168	1.79%
Equipment	169	186	(9.14	) %
Data processing	222	217	2.30%
Professional fees	174	96	81.25%
Marketing	176	68	158.82%
Office expense	76	64	18.75%
Loan collection and repossession expense	-	49	(100.00	) %
Other	483	450	7.33%
Total non-interest expense	$3,066	$2,921	4.96%

Total non-interest expense increased by $145,000, or 5.0% to $3.1 million for the three months ended June 30, 2011 as compared to the same period in 2010.  The increase was primarily found in marketing expense, which increased by $108,000 or 158.8%, and professional fees which increased by $78,000 or 81.3%, mostly related to costs associated with the change of our name in conjunction with our pending conversion from a federally-chartered savings bank to a state-chartered bank.  These increases in non-interest expense were somewhat offset by decreases in loan collection and repossession expense of $49,000 for the three months ended June 30, 2011 as foreclosure activity and the quantity of other real estate owned dropped during the quarter compared to the three months ended June 30, 2010.   Salaries and employee benefit expense decreased $28,000 during the second quarter of 2011 compared to the second quarter of 2010 as the result of a one-time reversal of accrued stock-based compensation expense due to forfeitures.

Income Taxes. Income tax expense for the three months ended June 30, 2011 was $338,000 compared to $408,000 for the same period in 2010. The effective income tax rate for the three months ended June 30, 2011 was 41.0% compared to 55.2% for the three months ended June 30, 2010.  During the second quarter of 2011 management adjusted the income tax accrual to more accurately reflect the Company’s income tax position.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General.  Net income for the six months ended June 30, 2011 was $844,000, an increase of 28.3% compared to net income of $658,000 for the six months ended June 30, 2010.  The increase was primarily due to an increase of $619,000 in net interest income after the provision for loan losses.  This positive impact to earnings was partially offset by an increase of $380,000 in non-interest expense and  decrease of $109,000 in non-interest income.

Net Interest Income.  The Company experienced an increase of $648,000, or 10.6% in net interest income to $6.8 million for the six months ended June 30, 2011 compared to $6.1 million for the six months ended June 30, 2010.  Total interest income remained relatively unchanged at $8.8 million for the six months ended June 30, 2011 compared to the prior year period.

Interest income on loans increased 8.6% to $7.2 million during the six months ended June 30, 2011 as the average outstanding balance increased by 7.3% or $16.4 million to $241.7 million, while the yield on the portfolio gained a modest seven basis points from the same period one year ago.

Interest income on investment securities decreased by $537,000, or 26.3%, to $1.5 million for the six months ended June 30, 2011 from the same prior year period  as average balances decreased by 20.6% or $18.1 million and average yields decreased 33 basis points.  The primary reason for the decline in average balances during the period was accelerated prepayments on mortgage backed securities due to falling interest rates.

Total interest expense decreased by $615,000 or 23.3% to $2.0 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The average balance of interest-bearing deposits remained declined slightly to $196.7 million for the six months ended June 30, 2011 compared to an average balance of $199.6 million for the six months ended June 30, 2010.  Interest paid on interest-bearing deposits declined by $591,000, or 34.1%, to $1.1 million for the six month period ended June 30, 2011 as the average interest rate paid declined 58 basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and lower rates paid on transaction accounts as market rates declined.  Interest paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreements to repurchase, decreased slightly by $24,000 or 9.4% while average balances on FHLB advances and other borrowings decreased to $18.0 million at June 30, 2011, compared to $19.6 million as of June 30, 2010 and the average interest rate paid decreased four basis points.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, as the interest rate paid on the borrowings remained unchanged.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2011 and 2010.

		Average Balance Sheet for the
		Six Months Ended June 30,
		2011			2010

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits	$7,507	$21	0.56%	$7,159	$7	0.20%
Loans	241,667	7,176	5.99%	225,254	6,608	5.92%
Investment securities	69,708	1,506	4.36%	87,806	2,043	4.69%
Other interest-earning assets	4,610	104	4.55%	5,039	116	4.64%
Total interest-earning assets	323,492	8,807	5.49%	325,258	8,774	5.44%

Noninterest-earning assets	17,683			22,896
Total	$341,175			$348,154

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	196,707	1,144	1.17%	199,623	1,735	1.75%
FHLB advances and other borrowings	18,017	232	2.60%	19,553	256	2.64%
Long-term borrowings at other banks	35,000	650	3.75%	35,000	650	3.75%
Total Interest-Bearing Liabilities	249,724	2,026	1.64%	254,176	2,641	2.10%

Noninterest-bearing deposits	21,537			17,430
Other noninterest-bearing liabilities	2,566			3,769
Shareholders' equity	67,348			69,441

Total	$341,175			$344,816

Net Interest Income		$6,781			$6,133

Net Yield on Earning Assets			4.23%			3.80%

Interest rate spread			3.85%			3.34%

Average interest-earning assets to
average interest-bearing liabilities			129.54%			127.97%

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

	Six Months Ended
	June 30, 2011 Compared to June 30, 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)

Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(14)	$28	$14
Loans	407	161	568
Investment securities	(269)	(268)	(537)
Other interest-earning assets	(7)	(5)	(12)
Total Earning Assets	117	(84)	33

Interest paid on:
Interest bearing deposits	535	(1,126)	(591)
FHLB advances and other borrowings	(16)	(8)	(24)
Long-term borrowings at other banks	-	-	-
Total Interest-Bearing Liabilities	519	(1,134)	(615)
Change in Net Interest Income	$(402)	$1,050	$648

Provision for Loan Losses.  The Company recorded a provision for loan losses of $488,000 for the six months ended June 30, 2011 compared to a provision of $459,000 for the six months ended June 30, 2010.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was higher for the first two quarters of 2011 primarily due to growth in the loan portfolio and increases in the levels of classified loans.

Non-interest Income. The following table summarizes non-interest income for the six months ended June 30, 2011 and 2010 and the percentage change for each category of income.

	Six Months Ended June 30,
	2011	2010	% Change
	(Dollars in thousands)
Non-interest income
Service charges on deposit accounts and other fees	610	604	0.99%
Loan servicing and other fees	41	45	(8.89	) %
Net gains on sales of mortgage loans held for sale	499	563	(11.37	) %
Net realized gain on sales of available-for-sale securities	-	77	(100.00	) %
Insurance and brokerage commissions	56	70	(20.00	) %
Other	56	12	366.67%
Total noninterest income	$1,262	$1,371	(7.95	) %

Non-interest income for the six months ended June 30, 2011 decreased to $1.3 million, compared to $1.4 million for the six months ended June 30, 2010.  The decrease in non-interest income was due primarily to a decrease of $77,000 or 100.0% in net realized gain on sales of available-for-sale securities,  a decrease of $64,000 or 11.4% in net gains on mortgage loan sales, as refinancing activity decreased during the first two quarters of 2011 compared to the first two quarters of 2010, and a decrease of $14,000 in income from insurance and brokerage commissions as sales volumes declined in the first two quarters of 2011 compared to the first two quarters of 2010.  This decrease was primarily offset by an increase of $44,000 in other non-interest income which was primarily related to the realization of profit on the sale of other real estate owned.

Non-interest Expense. The following table summarizes non-interest expense for the six months ended June 30, 2011 and 2010 and the percentage change for each expense category.

	Six Months Ended June 30,
	2011	2010	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$3,327	$3,149	5.65%
Net occupancy expense	337	336	0.30%
Equipment expense	356	362	(1.66	) %
Data processing fees	445	444	0.23%
Professional fees	358	197	81.73%
Marketing expense	252	136	85.29%
Office expense	148	136	8.82%
Loan collection and repossession expense	-	126	(100.00	) %
Other	960	917	4.69%
Total non-interest expense	$6,183	$5,803	6.55%

Total non-interest expense increased $380,000, or 6.6% to $6.2 million for the six months ended June 30, 2011 as compared to the same period in 2010.  The increase in non-interest expense was primarily attributable to increased professional fees of $161,000, or 81.7% which was primarily related the Bank’s decision to perform a thorough review of systems related to information technology which impacted first quarter 2011 expense and initial legal fees associated with our conversion from a federally-chartered savings bank to a state-chartered bank which impacted expense during the second quarter of 2011.  Marketing expense increased $116,000 or 85.3% during the first six months of June 30, 2011 compared to the first six months of 2010 mostly due to costs associated with the change of our name in conjunction with our pending conversion from a federally-chartered savings bank to a state-chartered.  The increase in salaries and employee benefit expense of $178,000 or 5.7% for the first six months of 2011 compared to the first six months of 2010 was lessened by the benefit recognized as the result of a one-time reversal of accrued stock-based compensation expense due to forfeitures which occurred during the second quarter of 2011.  These increases in non-interest expense were somewhat offset by a decrease in loan collection and repossession expense of $126,000 for the six months ended June 30, 2011 as foreclosure activity and the quantity of other real estate owned dropped during the first six months ended June 30, 2011.

Income Taxes. Income tax expense for the six months ended June 30, 2011 was $528,000 compared to $584,000 for the same period in 2010. The effective income tax rate for the six months ended June 30, 2011 was 38.5% compared to 47.0% for the six months ended June 30, 2010.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on its operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $18.8 million. Securities classified as available-for-sale, totaling $67.2 million at June 30, 2011, provide additional sources of liquidity. In addition, at June 30, 2011, the Bank’s maximum collateral borrowing capacity was approximately $43.0 million from the Federal Home Loan Bank of Cincinnati and its maximum collateral borrowing capacity through the Discount Window at the Federal Reserve Bank was $50.7 million. At June 30, 2011, the Bank had $13.0 million of Federal Home Loan Bank advances outstanding.  At June 30, 2011, the Bank did not have any advances outstanding through the Discount Window.

At June 30, 2011, the Company (on an unconsolidated basis) had liquid assets of $12.1 million.  These funds are available to pay dividends, repurchase stock and for other general corporate purposes.

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

The following table includes the Bank’s capital ratios as of the dates indicated:

	June 30, 2011	December 31, 2010
Tier 1 Core Capital (to adjusted total assets)	14.08%	13.89%
Tangible Equity Ratio (to tangible assets)	14.08%	13.89%
Tier 1 Risk-Based Capital (to risk-weighted assets)	18.52%	18.20%
Total Risk-Based Capital (to risk-weighted assets)	19.57%	19.24%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $0.10 during the first six months of 2011.  The dividend payout ratio for the first six months of 2011, representing dividends per share divided by diluted earnings per share, was 50.0%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the six months ended June 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at June 30, 2011, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 7, 2011.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2011, the Company was not a party to any pending legal proceedings.  At June 30, 2011, First Federal Savings Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 7, 2011.  As of June 30, 2011, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the second quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
April 1, 2011 to April 30, 2011	-	$-	-	369,817
May 1, 2011 to May 31, 2011	-	-	-	369,817
June 1, 2011 to June 30, 2011	20,300	12.750	20,300	349,517
Total	20,300	$12.750	20,300	349,517

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extenible Business Reporting Language):  (i)  the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of  Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Furnished, not filed
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

                                           FIRST ADVANTAGE BANCORP

Dated: August 15, 2011	By: /s/ Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: August 15, 2011	By: /s/ Bonita H. Spiegl
Bonita H. Spiegl
Chief Financial Officer