Form 10-Q
period 2011-11-10
First Advantage Bancorp
filed 2011-11-10
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2011 was 4,547,473.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$5,166	$4,151
Interest-bearing demand deposits with banks	16,400	1,387
Federal funds sold	2,100	2,250
Cash and cash equivalents	23,666	7,788

Available-for-sale securities, at fair value	71,947	74,214
Other investments	249	3,486
Loans held for sale	2,415	3,155
Loans, net of allowance for loan losses of $4,090 and $3,649 at September 30, 2011 and December 31, 2010, respectively	241,379	238,346
Premises and equipment, net	7,507	7,553
Other real estate owned and repossessed assets	1,292	663
Federal Home Loan Bank stock	2,988	2,988
Accrued interest receivable	1,323	1,420
Refundable income taxes	2,365	1,515
Deferred tax assets	1,624	2,199
Other assets	1,741	1,925
Total assets	$358,496	$345,252

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$26,246	$19,681
Savings, checking and money market	131,741	120,859
Time certificates	70,864	78,964
Total deposits	228,851	219,504

Securities sold under agreement to repurchase	10,044	6,215
Federal Home Loan Bank advances	13,000	13,000
Borrowings with other banks	35,000	35,000
Interest payable and other liablilities	4,157	4,806
Total liabilities	291,052	278,525
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at September 30, 2011 or December 31, 2010	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 4,557,573 shares issued and 4,058,748 outstanding at September 30, 2011 and 4,632,494 shares issued and 4,107,818 outstanding at December 31, 2010	46	46
Additional paid-in-capital	45,921	46,626
Common stock acquired by benefit plans:
Restricted stock	(1,157)	(1,085)
Common stock held by:
Employee Stock Ownership Plan trust	(3,198)	(3,198)
Benefit plans	(1,899)	(2,159)
Retained earnings	24,599	23,923
Accumulated other comprehensive income	3,132	2,574
Total shareholders' equity	67,444	66,727
Total liabilities and shareholders' equity	$358,496	$345,252

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans	$3,580	$3,469	$10,756	$10,077
Investment securities	712	840	2,218	2,883
Other	58	73	183	196
Total interest and dividend income	4,350	4,382	13,157	13,156
Interest expense
Deposits	528	758	1,672	2,493
Borrowings	442	453	1,324	1,359
Total interest expense	970	1,211	2,996	3,852
Net interest income	3,380	3,171	10,161	9,304
Provision for loan losses	235	248	723	707
Net interest income after provision for loan losses	3,145	2,923	9,438	8,597
Noninterest income
Service charges on deposit accounts and other fees	327	299	937	903
Loan servicing and other fees	35	21	76	66
Net gains on sales of mortgage loans held for sale	191	327	690	890
Net realized gain on sales of available-for-sale securities	25	-	25	77
Insurance and brokerage commissions	58	42	114	112
Other	6	8	62	20
Total noninterest income	642	697	1,904	2,068
Noninterest expense
Salaries and employee benefits	1,491	1,625	4,818	4,774
Net occupancy	178	176	515	512
Equipment	177	184	533	546
Data processing	239	220	684	664
Professional fees	231	98	589	295
Marketing	117	63	369	199
Office expense	89	69	237	205
Loan collection and repossession expense	5	36	5	162
Other	401	402	1,361	1,319
Total noninterest expense	2,928	2,873	9,111	8,676
Income before income taxes	859	747	2,231	1,989
Provision for income taxes	333	275	861	859
Net income	$526	$472	$1,370	$1,130
Per common share:
Basic net income per common share	$0.13	$0.11	$0.33	$0.26
Diluted net income per common share	$0.12	$0.11	$0.31	$0.26
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15
Basic weighted average common shares outstanding	4,071,884	4,161,187	4,095,070	4,322,544
Diluted weighted average common shares outstanding	4,404,525	4,200,300	4,439,465	4,360,368

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands, except share and per share amounts)
					Common	Accumulated
			Additional		Stock	Other	Total
	Common Stock		Paid-in	Retained	Acquired by	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2010	5,171,395	$52	$51,915	$23,210	$(7,106)	$2,455	$70,526
Comprehensive income, net of tax:
Net income		-	-	1,130	-	-	1,130
Change in unrealized appreciation of available-for-sale securities, net of tax		-		-	-	668	668
Total comprehensive income		-	-	-	-	-	1,798
Treasury stock purchase/retire	(493,001)	(5)	(5,274)				(5,279)
Dividends paid ($0.15 per common share)		-		(747)	-	-	(747)
Stock-based compensation			494		-		494
Purchase of restricted stock plan shares		-	-	-	362	-	362
Balance at September 30, 2010	4,678,394	$47	$47,135	$23,593	$(6,744)	$3,123	$67,154

Balance at January 1, 2011	4,632,494	$46	$46,626	$23,923	$(6,442)	$2,574	$66,727
Comprehensive income, net of tax:
Net income		-	-	1,370	-	-	1,370
Change in unrealized appreciation of available-for-sale securities, net of tax						558	558
Total comprehensive income		-	-	-	-	-	1,928
Treasury stock purchase/retire	(130,200)	(1)	(1,718)	-			(1,719)
Treasury stock issued for stock option exercises	55,279	1	569				570
Dividends paid ($0.15 per common share)		-	-	(694)	-	-	(694)
Stock-based compensation		-	444	-	-	-	444
Purchase of restricted stock plan shares		-	-	-	188	-	188
Balance at September 30, 2011	4,557,573	$46	$45,921	$24,599	$(6,254)	$3,132	$67,444

See accompanying notes to unaudited condensed financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net income	$1,370	$1,130
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	723	707
Depreciation, amortization and accretion	578	621
Deferred income tax expense (income)	228	(22)
Funding of mortgage loans held for sale	(28,230)	(39,156)
Proceeds from sales of mortgage loans held for sale	29,660	38,062
Net gains on sales of mortgage loans held for sale	(690)	(890)
Net realized gain on available-for-sale securities	(25)	(77)
Net loss on disposal of premises and equipment	-	2
Net loss on OREO and repossessed assets	47	-
Stock-based compensation	444	494
Decrease in other assets	238	470
(Decrease) increase in other liabilities	(1,500)	1,227
Net cash provided by operating activities	2,843	2,568

Investing activities
Purchases of other investments	-	(3,735)
Proceeds from maturities of other investments	3,237	-
Proceeds from sales of available-for-sale securities	1,864	-
Purchases of securities available for sale	(15,289)	(7,201)
Proceeds from call/maturities and repayments of securities available-for-sale	16,478	35,006
Net increase in loans	(4,426)	(19,975)
Purchases of premises and equipment	(388)	(242)
Proceeds from sale of other real estate owned and repossessed assets	38	484
Net cash provided by investing activities	1,514	4,337

Financing activities
Net increase in demand deposits, money market, checking and savings accounts	17,447	9,495
Net decrease in time deposits	(8,100)	(4,766)
Net increase (decrease) in repurchase agreement and other short-term borrowings	3,829	(879)
Cash paid for dividends	(694)	(747)
Stock repurchased/retired - repurchase program	(1,718)	(5,279)
Stock purchased - restricted stock compensation plans	757	362
Net cash provided by (used in) financing activities	11,521	(1,814)
Increase in cash and cash equivalents	15,878	5,091
Cash and cash equivalents, beginning of period	7,788	11,865
Cash and cash equivalents, end of period	$23,666	$16,956
Supplemental cash flow information:
Other real estate owned acquired through foreclosure of real estate loans	760	647
Transfer of other real estate to loans	28	140
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”), First Federal Savings Bank (“First Federal” or the “Bank”) and the Bank’s subsidiaries.  First Federal is a federally chartered savings bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  The Company uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein relates primarily to First Federal.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for reporting the interim periods have been included.    The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission (the “SEC”) on March 7, 2011.

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

NOTE 2 – RECENT ACCOUNTING UPDATES

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures regarding troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ended September 30, 2011.  The adoption of ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.

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

Basic and diluted earnings per share are computed as follows:

(Dollars in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$ 526	$ 472	$ 1,370	$ 1,130

Weighted-average shares - Basic EPS	4,071,884	4,161,187	4,095,070	4,322,544
Weighted-average restricted shares -
2007 Deferred Compensation Plan	65,141	9,776	60,053	9,607
2008 Equity Incentive Plan	168,078	-	186,043	-
Weighted-average shares -
ESOP committed to be released	99,422	29,337	98,299	28,217
Weighted-average shares - Diluted EPS	4,404,525	4,200,300	4,439,465	4,360,368
Basic earnings per common share	$ 0.13	$ 0.11	$ 0.33	$ 0.26
Diluted earnings per common share	$ 0.12	$ 0.11	$ 0.31	$ 0.26

NOTE 4 –LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

The Company’s primary lending activity is the origination of loans secured by real estate.  The Company originates one-to-four family mortgage loans, multi-family loans, nonresidential real estate loans, commercial business loans and construction loans.  To a lesser extent, we also originate land loans and consumer loans.

The following table summarizes the composition of our total net loans receivable at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$42,128	17.2%	$43,695	18.1%
Multi-family	16,083	6.5	13,592	5.6
Nonresidential	83,305	34.0	77,089	31.9
Construction loans:
One-to-four family	18,242	7.4	20,373	8.4
Multi-family	2,491	1.0	357	0.1
Nonresidential	6,853	2.8	5,929	2.5
Land loans	24,928	10.2	26,394	10.9
Total real estate loans	194,030	79.1	187,429	77.5

Consumer:
Home equity loans and lines of credit	19,281	7.9	18,761	7.7
Auto loans	485	0.2	639	0.3
Deposit loans	324	0.1	377	0.2
Overdrafts	28	-	47	-
Other	1,761	0.7	2,193	0.9
Total consumer loans	21,879	8.9	22,017	9.1

Commercial loans	29,452	12.0	32,460	13.4

Total loans	245,361	100.0%	241,906	100.0%
Allowance for loan losses	(4,090)		(3,649)
Net deferred loan costs	108		89
Loans receivable, net	$241,379		$238,346

The following table sets forth certain information at September 30, 2011 and December 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

.	At September 30, 2011
		Multi-family
	One- to	and Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$10,643	$10,949	$26,417	$14,318	$12,484	$17,201	$92,012
More than one year to three years	11,363	52,139	1,169	7,336	1,751	6,879	80,637
More than three years to five years	6,755	28,485	-	2,792	654	4,134	42,820
More than five years to fifteen years	6,464	7,815	-	482	6,990	1,238	22,989
More than fifteen years	6,903	-	-	-	-	-	6,903
Total	$42,128	$99,388	$27,586	$24,928	$21,879	$29,452	$245,361

	At December 31, 2010
		Multi-family
	One- to	and Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$10,016	$9,952	$26,373	$12,650	$13,344	$13,730	$86,065
More than one year to three years	15,737	49,584	286	9,497	1,929	10,789	87,822
More than three years to five years	3,760	27,483	-	4,030	1,333	3,678	40,284
More than five years to fifteen years	5,849	3,662	-	217	5,411	4,263	19,402
More than fifteen years	8,333	-	-	-	-	-	8,333
Total	$43,695	$90,681	$26,659	$26,394	$22,017	$32,460	$241,906

The following tables set forth the dollar amount of all loans at September 30, 2011 that are due after September 30, 2012, and at December 31, 2010 that are due after December 31, 2011, and have either fixed interest rates or floating or adjustable interest rates.

As of September 30, 2011		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$30,450	$1,037	$31,487
Multi-family and nonresidential	80,187	8,252	88,439
Construction	204	964	1,168
Land	3,090	7,519	10,609
Consumer	3,257	6,136	9,393
Commercial	10,976	1,276	12,252
Total	$128,164	$25,184	$153,348

As of December 31, 2010		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$32,364	$1,315	$33,679
Multi-family and nonresidential	69,632	11,097	80,729
Construction	-	286	286
Land	2,112	11,632	13,744
Consumer	4,053	4,620	8,673
Commercial	12,079	6,651	18,730
Total	$120,240	$35,601	$155,841

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate.  When market rates rise the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Nonperforming Assets

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are placed on non-accrual status when, in management’s opinion, the borrower is unable to meet payment obligations, which typically occurs when principal and interest payments are 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest income.  Typically, payments received on a non-accrual loan are first applied to the outstanding principal balance.  At September 30, 2011 and December 31, 2010, non-accruing loans were $2.9 million and $3.0 million, respectively.  Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $58,000 for the first nine months of 2011 and $57,000 for the year ended December 31, 2010.  No interest income was recognized on non-accrual loans on a cash basis during the first nine months of 2011 or during 2010.

Other real estate owned and repossessed assets which are acquired through, or in lieu, of foreclosure are held for sale and initially recorded at fair value, less estimated selling cost, when acquired, establishing a new cost basis.  Costs incurred after acquisition are generally expensed.  Any changes in fair value below the new cost basis of the asset are recorded through a valuation allowance and charged to expense.  The valuations of other real estate owned and repossessed asset are subjective in nature and may be adjusted in the future because of changes in market conditions.

The following table provides information with respect to our nonperforming assets at the dates indicated.

Nonperforming Assets	At September 30,	At December 31,
	2011	2010
	(Dollars in thousands)

Non-accrual loans:
One- to four-family	$1,632	$1,266
Multi-family and nonresidential	-	541
Construction	-	-
Land	541	541
Consumer	331	240
Commercial	420	397
Total	2,924	2,985

Accruing loans past due 90 days or more:
One- to four-family	-	-
Multi-family and nonresidential	-	-
Construction	-	-
Land	-	-
Consumer	-	-
Commercial	-	-
Total	-	-
Total of non-accrual and 90 days or	2,924	2,985
more past due loans

Real estate owned	760	115
Other nonperforming assets	-	16
Total nonperforming assets	$3,684	$3,116

Total nonperforming loans to total loans	1.19%	1.23%
Total nonperforming loans to total assets	0.82%	0.86%
Total nonperforming assets to total assets	1.03%	0.90%

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

At September 30, 2011, our allowance for loan losses represented 1.7% of total gross loans and 139.9% of nonperforming loans.  At December 31, 2010, our allowance for loan losses represented 1.5% of total gross loans and 122.2% of nonperforming loans.  The allowance for loan losses increased $441,000 to $4.1 million at September 30, 2011 from $3.6 million at December 31, 2010 primarily due to increases in classified loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,			At December 31,
	2011			2010
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)			(Dollars in thousands)
One-to-four family	$374	9.1%	17.2%	$545	14.9%	18.1%
Multi-family and nonresidential	1,126	27.5	40.5	1,061	29.1	37.5
Construction	400	9.8	11.2	325	8.9	11.0
Land	650	15.9	10.2	730	20.0	10.9
Consumer	252	6.2	8.9	250	6.9	9.1
Commercial	1,288	31.5	12.0	738	20.2	13.4
Total allowance for loan losses	$4,090	100.0%	100.0%	$3,649	100.0%	100.0%

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

Analysis of Loan Loss Experience

The following table details allowance for loan losses and recorded investment in loans by portfolio segment for the nine months ended September 30, 2011 and 2010:

Allowance for Loan Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2011
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:

Beginning balance	$545	$1,061	$325	$730	$250	$738	$-	$3,649
Charge offs	(16)	(9)	(32)	-	(26)	(236)	-	(319)
Recoveries	-	-	-	-	7	30	-	37
Provision (Credit)	(155)	74	107	(80)	21	756	-	723
Ending balance	$374	$1,126	$400	$650	$252	$1,288	$-	$4,090

Ending balance individually evaluated for impairment	$21	$-	$-	$-	$-	$258	$-	$279

Ending balance collectively evaluated for impairment	$353	$1,126	$400	$650	$252	$1,030	$-	$3,811

Loans:

Ending balance	$42,128	$99,388	$27,586	$24,928	$21,879	$29,452	$-	$245,361

Ending balance individually evaluated for impairment	$488	$-	$-	$541	$160	$602	$-	$1,791

Ending balance collectively evaluated for impairment	$41,640	$99,388	$27,586	$24,387	$21,719	$28,850	$-	$243,570

Allowance for Loan Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2010
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:

Beginning balance	$280	$1,125	$160	$286	$200	$762	$-	$2,813
Charge offs	(297)	-	-	-	(99)	(67)	-	(463)
Recoveries	4	-	-	-	5	9	-	18
Provision (Credit)	293	11	-	55	144	204	-	707
Ending balance	$280	$1,136	$160	$341	$250	$908	$-	$3,075

Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance collectively evaluated for impairment	$280	$1,136	$160	$341	$250	$908	$-	$3,075

Loans:

Ending balance	$44,456	$93,615	$25,106	$22,686	$21,383	$25,501	$-	$232,747

Ending balance individually evaluated for impairment	$447	$244	$-	$290	$156	$207	$-	$1,344

Ending balance collectively evaluated for impairment	$44,009	$93,371	$25,106	$22,396	$21,227	$25,294	$-	$231,403

The following table shows credit quality indicators at September 30, 2011 and December 31, 2010:

Credit Quality Indicators as of September 30, 2011
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$39,420	$95,049	$26,260	$24,162	$21,537	$28,399	$234,827
Special mention	843	3,888	137	179	63	391	5,501
Substandard	1,865	451	1,189	587	279	451	4,822
Doubtful	-	-	-	-	-	211	211
Total	$42,128	$99,388	$27,586	$24,928	$21,879	$29,452	$245,361

Credit Quality Indicators as of December 31, 2010
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate CreditExposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$41,389	$87,570	$25,413	$25,864	$21,637	$31,703	$233,576
Special mention	794	1,904	720	192	70	103	3,783
Substandard	1,512	1,207	526	338	310	442	4,335
Doubtful	-	-	-	-	-	212	212
Total	$43,695	$90,681	$26,659	$26,394	$22,017	$32,460	$241,906

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2011.

Credit risk by payment activity

Loans that do not receive an internally assigned grade are separated into two categories: performing and nonperforming. Performing loans are generally abiding by the terms of their loan contract and are less than 90 days past due. Loans are deemed nonperforming typically when they reach nonaccrual status or are 90 days past due or greater. The information presented by payment activity is updated as of September 30, 2011 based upon past due status as of that date.

The following table shows an aging analysis of past due loans as of the dates indicated:

Age Analysis of Past Due Loans
As of September 30, 2011
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$1,494	$167	$807	$2,468	$39,660	$42,128	$-
Multifamily/nonresidential	-	-	-	-	99,388	99,388	-
Construction	-	-	-	-	27,586	27,586	-
Land	-	-	541	541	24,387	24,928	-
Consumer and other	67	-	238	305	21,574	21,879	-
Commercial	209	44	376	629	28,823	29,452	-

Age Analysis of Past Due Loans
As of December 31, 2010
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$675	$168	$693	$1,536	$42,159	$43,695	$-
Multifamily/nonresidential	-	-	-	-	90,681	90,681	-
Construction	-	-	-	-	26,659	26,659	-
Land	-	-	541	541	25,853	26,394	-
Consumer and other	661	137	436	1,234	20,783	22,017	-
Commercial	-	-	-	-	32,460	32,460	-

The following tables set forth details regarding impaired loans as of the periods indicated:

Impaired Loans
For the Nine Months Ended September 30, 2011
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Blance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$448	$448	$-	$414	$28
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-
Land	541	541	-	541	-
Consumer and other	160	160	-	160	7
Commercial	-	-	-	-	-
Subtotal	1,149	1,149	-	1,115	35

With an allowance recorded:
One-to-four family	40	40	21	40	-
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	-	-	-	-	-
Commercial	602	714	258	623	20
Subtotal	642	754	279	663	20

Total:
One-to-four family	488	488	21	454	28
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	541	541	-	541	-
Consumer and other	160	160	-	160	7
Commercial	602	714	258	623	20
Total	$1,791	$1,903	$279	$1,778	$55

Impaired Loans
For the Twelve Months Ended December 31, 2010
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Blance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$-	$-	$-	$-	$-
Multifamily/nonresidential	249	249	-	252	5
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	160	160	-	160	6
Commercial	212	270	-	251	5
Subtotal	621	679	-	663	16

With an allowance recorded:
One-to-four family	461	461	195	465	23
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	292	292	71	292	5
Consumer and other	-	-	-	-	-
Commercial	-	-	-	-	-
Subtotal	753	753	266	757	28

Total:
One-to-four family	461	461	195	465	23
Multifamily/nonresidential	249	249	-	252	5
Construction	-	-	-	-	-
Land	292	292	71	292	5
Consumer and other	160	160	-	160	6
Commercial	212	270	-	251	5
Total	$1,374	$1,432	$266	$1,420	$44

No interest was recognized on impaired loans on a cash basis during the nine month period ended September 30, 2011 or the year period ended December 31, 2010.

Troubled Debt Restructurings

The following table sets forth information about modifications which were considered troubled debt restructurings (“TDRs”) as of September 30, 2011.  There were no troubled debt restructurings as of September 30, 2010.

Modifications
As of September 30, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	2	$238	$234
One-to-four family	1	$166	$166

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	-	$-
One-to-four family	-	$-

For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices.  If current valuations are lower than the current book balance of the credit, the negative differences are reviewed and, if deemed appropriate, charged-off.  If a charge-off is not deemed appropriate, a specific reserve is established for the individual loan in question.  The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $0 at September 30, 2011 and 2010. The TDR total of $404 at September 30, 2011 is comprised of two commercial real estate loans and one residential real estate loan.  One commercial real estate loan customer was granted interest only payments for one year as an effort to avoid foreclosure.  The second commercial real estate loan was granted new terms during bankruptcy proceedings resulting in a lower rate and an extended repayment term.  The residential real estate loan was given special repayment terms in order to bring the past due amount current over a specified length of time.  In each of these circumstances, the difference in the net present values of the cash flows for the restructured loans as compared to their original terms was immaterial and, therefore, no specific reserves have been established for these three loans.

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

September 30, 2011
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,702	$1,442	$-	$6,144
U. S. Government agencies and corporations	8,000	13	-	8,013
Mortgage-backed securities	43,523	2,767	(5)	46,285
Collateralized mortgage obligations	2,672	-	(123)	2,549
State and political subdivisions	7,969	415	(25)	8,359
Corporate debt securities	5	592	-	597
Total	$66,871	$5,229	$(153)	$71,947

December 31, 2010
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,730	$1,363	$-	$6,093
U. S. Government agencies and corporations	7,999	38	(119)	7,918
Mortgage-backed securities	43,748	2,603	(2)	46,349
Collateralized mortgage obligations	3,993	87	-	4,080
State and political subdivisions	9,555	180	(18)	9,717
Corporate debt securities	18	39	-	57
Total	$70,043	$4,310	$(139)	$74,214

Contractual maturities of debt securities at September 30, 2011 are set forth in the table below.  Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	September 30, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Within one year	$-	$-
One to five years	4,792	6,240
Five to 10 years	3,145	3,394
After 10 years	15,411	16,028
	23,348	25,662
Mortgage-backed securities	43,523	46,285
Total	$66,871	$71,947

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of the dates indicated.

	September 30, 2011
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	2,091	(5)	-	-	2,091	(5)
Collateralized mortgage obligations	2,549	(123)	-	-	2,549	(123)
State and political subdivisions	997	(25)	-	-	997	(25)
Trust preferred securities	-	-	-	-	-	-
Total	$5,637	$(153)	$-	$-	$5,637	$(153)

	December 31, 2010
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$6,881	$(119)	$-	$-	$6,881	$(119)
Mortgage-backed securities	3,598	(2)	-	-	3,598	(2)
Collateralized mortgage obligations	-	-	-	-	-	-
State and political subdivisions	1,252	(18)	-	-	1,252	(18)
Trust preferred securities	-	-	-	-	-	-
Total	$11,731	$(139)	$-	$-	$11,731	$(139)

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

Fair Value of Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

September 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U. S. Treasury	$6,144	$6,144	$-	$-
U. S. Government	8,013		8,013
Mortgage-backed securities	46,285		46,285
Collateralized mortgage obligations	2,549		2,549
State and political subdivisions	8,359		8,359
Corporate debt securities	597			597

Activity in assets measured using Level 3 inputs during the year was as follows:
Balance, January 1, 2011	$57
Paydowns	(5)
Unrealized gains included in other comprehensive income	545
Balance, September 30, 2011	$597

December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities:
U.S. Treasury	$6,093	$6,093	$-	$-
U.S. Government agencies	7,918	-	7,918	-
Mortgage-backed securities	46,349	-	46,349	-
Collateralized mortgage obligations	4,080	-	4,080	-
State and political subdivisions	9,717	-	9,717	-
Corporate debt securities	57	-	-	57

Activity in assets measured using Level 3 inputs during the year was as follows:
Balance, January 1, 2010	$30
Paydowns	(12)
Unrealized gains included in other comprehensive income	39
Balance, December 31, 2010	$57

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically result from the application of lower of cost or market accounting or a write-down occurring during the period.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2011 and December 31, 2010.

September 30, 2011	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Nine Months Ended September 30, 2011
(Dollars in thousands)

Impaired loans	--	--	$642	$(279)
Other real estate owned	--	--	760	--

December 31, 2010	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Twelve Months Ended December 31, 2010
(Dollars in thousands)

Impaired loans	--	--	$753	$(266)
Other real estate owned	--	--	115	(38)

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Mortgage Loans Held For Sale
Mortgage loans held for sale are carried at the lower of cost or fair value.  They consist of residential mortgage loans held for sale that are valued based on traded market value of similar assets where available and/or discounted cash flows at market interest rates. They are recorded at cost in the consolidated balance sheets at September 30, 2011 and December 31, 2010.

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

The year-end estimated fair values of financial instruments were as follows for the dates indicated:

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$23,666	$23,666	$7,788	$7,788
Other investments	249	249	3,486	3,486
Available-for-sale securities	71,947	71,947	74,214	74,214
Loans held for sale	2,415	2,415	3,155	3,155
Loans, net of allowance for loan losses	241,379	243,857	238,346	237,770
FHLB stock	2,988	2,988	2,988	2,988
Forward sale commitments	2	2	21	21

Financial liabilities
Deposits	$228,851	$229,096	$219,504	$219,808
Securities sold under agreement to repurchase	10,044	10,044	6,215	6,215
FHLB advances	13,000	13,915	13,000	13,790
Other borrowings	35,000	37,541	35,000	37,455
Interest rate lock commitments	-	(3)	21	21

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

As of September 30, 2011, the Company had one participation loan which was a commercial line of credit that did not qualify as a sale under the provisions of ASU 2009-16 and, therefore, approximately $2.1 million was recorded on the balance sheet as a participation loan and a corresponding amount was recorded in other liabilities as a secured borrowing.   The principal amount outstanding on this participation loan varies from day-to-day in relation to the borrowing needs of the customer; the maximum participation amount outstanding at any time will not exceed $5.0 million under the terms of the participation agreements.

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At September 30, 2011, the Company had total assets of $358.5 million, deposits of $228.9 million and shareholders’ equity of $67.4 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

Recent Developments.

On November 2, 2011, the Board of Directors of First Federal Savings Bank approved a change of the Bank’s name to First Advantage Bank in anticipation of the Bank’s conversion from a federally-chartered savings bank to a Tennessee-chartered commercial bank (“the Charter Conversion”).   The Bank filed a notice of intent to convert on July 14, 2011, with the Office of Thrift Supervision (“OTS”) and the Tennessee Department of Financial Institutions (“TDFI”).  Upon completion of the Charter Conversion, the Bank would become a Tennessee state-chartered commercial bank regulated by the TDFI and the Federal Deposit Insurance Corporation (“FDIC”).  Additionally, the Company will seek approval by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) of the Company’s bank holding company application to become a bank holding company regulated by the Federal Reserve Board.  Completion of the Charter Conversion is subject to, among other conditions, the approval of the TDFI and the Federal Reserve Board.   There will be no changes to the directors, officers or employees of the Bank as a result of the Charter Conversion.  The Bank’s FDIC insurance coverage, and rates and terms of loans and deposits, will not change as a result of the Charter Conversion.

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

Other-than-temporary Impairment of Securities.  Investments that we currently own could suffer declines in fair value that are other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an other-than-temporary impairment on investments.  We did not record any other-than-temporary impairment of securities during the first nine months of 2011.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total Assets. At September 30, 2011, total assets were $358.5 million, an increase of $13.2 million, or 3.8%, compared to $345.3 million at December 31, 2010.

Cash and Cash Equivalents. Cash and cash equivalents were $23.7 million at September 30, 2011 compared to $7.8 million at December 31, 2010.  The increase was primarily due to interest-bearing demand deposits with banks which were $16.4 million at September 30, 2011, compared to $1.4 million at December 31, 2010.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities.  Total securities were $71.9 million at September 30, 2011, a decrease of $2.3 million, or 3.1%, compared to $74.2 million as of December 31, 2010.

Loans.  Net loans were $241.4 million, an increase of $3.0 million, or 1.3% at September 30, 2011 compared to $238.3 million as of December 31, 2010.  Our primary lending activity is the origination of loans secured by real estate, which grew to $194.0 million at September 30, 2011 compared to $187.4 million as of December 31, 2010.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Allowance for Loan Losses.  The allowance for loan losses increased by $441,000, or 12.1%, to $4.1 million at September 30, 2011 compared to $3.6 million as of December 31, 2010.

There was a 33.5% increase in the level of classified assets from $8.5 million at December 31, 2010 to $11.3 million at September 30, 2011 primarily related to the multi-family/nonresidential loan portfolio.  Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves have been established to account for the increased credit risk of these assets.

Deposits. Total deposits increased by $9.3 million, or 4.3% to $228.9 million at September 30, 2011 compared to $219.5 million as of December 31, 2010.  The increase was primarily due to higher balances in  savings, checking, and money market accounts which totaled $131.7 million at September 30, 2011, as compared to a total of $120.9 million at December 31, 2010.

Borrowings.   Total borrowings with other banks remained unchanged and totaled $35.0 million at both September 30, 2011 and at December 31, 2010.  FHLB advances also remained unchanged and totaled $13.0 million at both September 30, 2011 and December 31, 2010.   Securities sold under agreements to repurchase totaled $10.0 million as of September 30, 2011 compared to $6.2 million as of December 31, 2010.

Interest Payable and Other Liabilities.  Total interest payable and other liabilities totaled $4.2 million at September 30, 2011 compared to $4.8 million at December 31, 2010.  The decrease was primarily due to the change in the outstanding balance of one participation loan consisting of a commercial line of credit that did not qualify as a sale under the provisions of ASU 2009-16.  Under the provisions of ASU 2009-16, this participation loan was recorded on the balance sheet as a participation loan and a corresponding amount recorded in other liabilities as a secured borrowing.  The outstanding balance at September 30, 2011 was approximately $2.1 million, compared to an outstanding balance of approximately $3.0 million at December 31, 2010.  See “Note 7 – Transfers of Financial Assets.”

Shareholders’ Equity.  Total shareholders’ equity increased slightly to $67.4 million as of September 30, 2011, compared to $66.7 million as of December 31, 2010.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General.  Net income for the three months ended September 30, 2011 was $526,000, an increase of 11.4% compared to net income of $472,000 for the three months ended September 30, 2010.  The increase was primarily due to an increase of $222,000 in net interest income after the provision for loan losses which was partially offset by a decrease of $55,000 in non-interest income and an increase of $55,000 in non-interest expense.

Net Interest Income.  Net interest income increased $209,000, or 6.6%, to $3.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Total interest income remained steady at $4.4 million for both the three months ended September 30, 2011 and the three months ended September 30, 2010.

Interest income on loans increased by 3.2% to $3.6 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as average outstanding loans increased  $9.1 million, or 3.9%, to $239.8 million, while the yield on the portfolio had a slight decrease of five basis points from the same period one year ago.

Interest income on investment securities decreased by $128,000, or 15.2%, to $712,000 for the three months ended September 30, 2011 from the same period one year ago as average balances decreased $6.8 million and average yields decreased 30 basis points.  The primary reason for the decline in average balances during the period was accelerated prepayments on mortgage backed securities due to falling interest rates.

Total interest expense decreased by $241,000 or 19.9% to $970,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  The average balance of interest-bearing deposits decreased 1.1% to $200.9 million for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.  Interest paid on interest-bearing deposits decreased by $230,000, or 30.3%, to $528,000 for the three-month period ended September 30, 2011 as the average interest rate paid declined 44 basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and on transaction accounts as market rates declined.  The average interest rate paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreements to repurchase, increased by five basis points in the third quarter of 2011 as average balances of FHLB advances and other borrowings decreased to an average of $18.4 million for the quarter ended September 30, 2011 compared to average balances of $19.9 million for the quarter ended September 30, 2010.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010, as the interest rate paid on the borrowings decreased by five basis points during the same period.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2011 and 2010.

	Average Balance Sheet for the
	Three Months Ended September 30,
		2011			2010

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$19,179	$15	0.31%	$19,375	$20	0.41%
Loans	239,812	3,580	5.92%	230,700	3,469	5.97%
Investment securities	69,231	712	4.08%	76,015	840	4.38%
Other interest-earning assets	4,456	43	3.83%	4,837	53	4.35%
Total interest-earning assets	332,678	4,350	5.19%	330,927	4,382	5.25%

Noninterest-earning assets	16,934			16,815
Total	$349,612			$347,742

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	200,911	528	1.04%	203,198	758	1.48%
FHLB advances and other borrowings	18,356	117	2.53%	19,861	124	2.48%
Long-term borrowings at other banks	35,000	325	3.68%	35,000	329	3.73%
Total interest-bearing liabilities	254,267	970	1.51%	258,059	1,211	1.86%

Noninterest-bearing deposits	24,699			17,537
Other noninterest-bearing liabilities	2,851			4,177
Shareholders' equity	67,795			67,969

Total	$349,612			$347,742

Net Interest Income		$3,380			$3,171

Net Interest Margin			4.03%			3.80%

Interest rate spread			3.68%			3.39%

Average interest-earning assets to
average interest-bearing liabilities			130.84%			128.24%

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

	Three Months Ended
	September 30, 2011 Compared to September 30, 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$14	$(19)	$(5)
Loans	200	(89)	111
Investment securities	69	(197)	(128)
Other interest-earning assets	11	(21)	(10)
Total Earning Assets	294	(326)	(32)

Interest paid on:
Interest bearing deposits	627	(857)	(230)
FHLB advances and other borrowings	(19)	12	(7)
Long-term borrowings at other banks	14	(18)	(4)
Total Interest-Bearing Liabilities	622	(863)	(241)
Change in Net Interest Income	$(328)	$537	$209

Provision for Loan Losses.  The Company recorded a provision for loan losses of $235,000 for the three months ended September 30, 2011 compared to a provision of $248,000 for the three months ended September 30, 2010.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.

Non-interest Income. The following table summarizes non-interest income for the three months ended September 30, 2011 and 2010 and the percentage change for each category of income.

	Three Months Ended September 30,
	2011	2010	% Change
	(Dollars in thousands)
Non-interest Income
Service charges on deposit accounts and other fees	$327	$299	9.36%
Loan servicing and other fees	35	21	66.67%
Net gains on sales of mortgage loans held for sale	191	327	(41.59	) %
Net realized gain on sales of available-for-sale securities	25	-	100.00%
Insurance and brokerage commissions	58	42	38.10%
Other	6	8	(25.00	) %
Total noninterest income	$642	$697	(7.89	) %

Non-interest income for the three months ended September 30, 2011 decreased by $55,000 to a total of $642,000, compared to $697,000 for the three months ended September 30, 2010.  The decline in total noninterest income for the three months ended September 30, 2011 was primarily due to a decline in net gains on sales of mortgage loans held for sale of $136,000, or 41.6%, to $191,000 at September 30, 2011 compared to $327,000 at September 30, 2010.  This negative impact to noninterest income was somewhat offset by an increase in service charges on deposit accounts and other fees of $28,000, or 9.4%, to $327,000 at September 30, 2011 compared to $299,000 at September 30, 2010 and by an increase in net realized gain on sales of available-for-sale securities of $25,000 during the third quarter of 2011 as compared to the third quarter of 2010.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended September 30, 2011 and 2010 and the percentage change for each expense category.

	Three Months Ended September 30,
	2011	2010	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$1,491	$1,625	(8.25	) %
Net occupancy	178	176	1.14%
Equipment	177	184	(3.80	) %
Data processing	239	220	8.64%
Professional fees	231	98	135.71%
Marketing	117	63	85.71%
Office expense	89	69	28.99%
Loan collection and repossession expense	5	36	(86.11	) %
Other	401	402	(0.25	) %
Total non-interest expense	$2,928	$2,873	1.91%

Total non-interest expense increased by $55,000, or 1.9% to $2.9 million for the three months ended September 30, 2011 as compared to the same period in 2010.  The increase was primarily found in professional fees, which increased by $133,000 or 135.7%, and marketing expense which increased by $54,000 or 85.7%, primarily as a result of rebranding efforts associated with the change of the Bank’s name in anticipation of its proposed conversion from a federally-chartered savings bank to a state-chartered bank.  These increases in non-interest expense were partially offset by decreases in salary expense of $134,000 or 8.2%, as compared to September 30, 2010.  Loan collection and repossession expense also decreased $31,000, or 86.1%, during the third quarter of 2011 compared to the third quarter of 2010.

Income Taxes. Income tax expense for the three months ended September 30, 2011 was $333,000 compared to $275,000 for the same period in 2010. The effective income tax rate for the three months ended September 30, 2011 was 38.8% compared to 36.8% for the three months ended September 30, 2010.  The effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and certain expenses not deductible for income tax purposes.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General.  Net income for the nine months ended September 30, 2011 was $1.4 million, an increase of 21.2% compared to net income of $1.1 million for the nine months ended September 30, 2010.  The increase was primarily due to an increase of $841,000 in net interest income after the provision for loan losses.  This positive impact to earnings was partially offset by an increase of $435,000 in non-interest expense and a decrease of $164,000 in non-interest income.

Net Interest Income.  The Company experienced an increase of $857,000, or 9.2% in net interest income to $10.2 million for the nine months ended September 30, 2011 compared to $9.3 million for the nine months ended September 30, 2010.  Total interest income remained relatively unchanged at $13.2 million for the nine months ended September 30, 2011 compared to the prior year period.

Interest income on loans increased 6.7% to $10.8 million during the nine months ended September 30, 2011 as the average outstanding balance increased by 6.1% or $14.0 million to $241.0 million, while the yield on the portfolio gained a modest four basis points from the same period one year ago.

Interest income on investment securities decreased by $665,000, or 23.1%, to $2.2 million for the nine months ended September 30, 2011 from the same prior year period as average balances decreased by 17.0% or $14.3 million and average yields decreased 34 basis points.  The primary reason for the decline in average balances during the period was accelerated prepayments on mortgage backed securities due to falling interest rates.

Total interest expense decreased by $856,000 or 22.2% to $3.0 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The average balance of interest-bearing deposits declined slightly to $198.1 million for the nine months ended September 30, 2011 compared to an average balance of $200.8 million for the nine months ended September 30, 2010.  Interest paid on interest-bearing deposits declined by $821,000, or 32.9%, to $1.7 million for the nine month period ended September 30, 2011 as the average interest rate paid declined 53 basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and lower rates paid on transaction accounts as market rates declined.  Interest paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreements to repurchase, decreased slightly by $31,000 or 8.2% while average balances on FHLB advances and other borrowings decreased to $18.1 million at September 30, 2011, compared to $19.7 million as of September 30, 2010 and the average interest rate paid was relatively unchanged.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, as the interest rate paid on the borrowings remained steady for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2011 and 2010.

		Average Balance Sheet for the
		Nine Months Ended September 30,
		2011			2010

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits	$11,441	$36	0.42%	$11,275	$27	0.32%
Loans	241,042	10,756	5.97%	227,089	10,077	5.93%
Investment securities	69,548	2,218	4.26%	83,833	2,883	4.60%
Other interest-earning assets	4,558	147	4.31%	4,971	169	4.55%
Total interest-earning assets	326,589	13,157	5.39%	327,168	13,156	5.38%

Noninterest-earning assets	17,429			18,634
Total	$344,018			$345,802

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	198,124	1,672	1.13%	200,827	2,493	1.66%
FHLB advances and other borrowings	18,131	349	2.57%	19,657	380	2.58%
Long-term borrowings at other banks	35,000	975	3.72%	35,000	979	3.74%
Total Interest-Bearing Liabilities	251,255	2,996	1.59%	255,484	3,852	2.02%

Noninterest-bearing deposits	22,602			17,466
Other noninterest-bearing liabilities	2,662			3,907
Shareholders' equity	67,499			68,945

Total	$344,018			$345,802

Net Interest Income		$10,161			$9,304

Net Yield on Earning Assets			4.16%			3.80%

Interest rate spread			3.80%			3.36%

Average interest-earning assets to
average interest-bearing liabilities			129.98%			128.06%

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

	Nine Months Ended
	September 30, 2011 Compared to September 30, 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)

Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$(2)	$11	$9
Loans	611	68	679
Investment securities	(406)	(259)	(665)
Other interest-earning assets	(11)	(11)	(22)
Total Earning Assets	192	(191)	1

Interest paid on:
Interest bearing deposits	225	(1,046)	(821)
FHLB advances and other borrowings	(29)	(2)	(31)
Long-term borrowings at other banks	3	(7)	(4)
Total Interest-Bearing Liabilities	199	(1,055)	(856)
Change in Net Interest Income	$(7)	$864	$857

Provision for Loan Losses.  The Company recorded a provision for loan losses of $723,000 for the nine months ended September 30, 2011 compared to a provision of $707,000 for the nine months ended September 30, 2010.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.  The provision was higher for the first three quarters of 2011 primarily due to growth in the loan portfolio and increases in the levels of classified loans.

Non-interest Income. The following table summarizes non-interest income for the nine months ended September 30, 2011 and 2010 and the percentage change for each category of income.

	Nine Months Ended September 30,
	2011	2010	% Change
	(Dollars in thousands)
Non-interest income
Service charges on deposit accounts and other fees	937	903	3.77%
Loan servicing and other fees	76	66	15.15%
Net gains on sales of mortgage loans held for sale	690	890	(22.47	) %
Net realized gain on sales of available-for-sale securities	25	77	(67.53	) %
Insurance and brokerage commissions	114	112	1.79%
Other	62	20	210.00%
Total noninterest income	$1,904	$2,068	(7.93	) %

Non-interest income for the nine months ended September 30, 2011 decreased to $1.9 million, compared to $2.1 million for the nine months ended September 30, 2010.  The decrease in non-interest income was due primarily to a decrease of $200,000 or 22.5% in net gains on sales of mortgage loans held for sale, as refinancing activity decreased during the first nine months of 2011 compared to the first nine months of 2010 and a decrease of $52,000, or 67.5%, in net realized gain on sales of available-for sale securities.  This decrease was primarily offset by an increase of $42,000 in other non-interest income which was primarily related to the realization of profit on the sale of other real estate owned.

Non-interest Expense. The following table summarizes non-interest expense for the nine months ended September 30, 2011 and 2010 and the percentage change for each expense category.

	Nine Months Ended September 30,
	2011	2010	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$4,818	$4,774	0.92%
Net occupancy expense	515	512	0.59%
Equipment expense	533	546	(2.38	) %
Data processing fees	684	664	3.01%
Professional fees	589	295	99.66%
Marketing expense	369	199	85.43%
Office expense	237	205	15.61%
Loan collection and repossession expense	5	162	(96.91	) %
Other	1,361	1,319	3.18%
Total non-interest expense	$9,111	$8,676	5.01%

Total non-interest expense increased $435,000, or 5.0% to $9.1 million for the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase in non-interest expense was primarily attributable to increased professional fees of $294,000, or 99.7% which was primarily related the Bank’s decision to perform a thorough review of systems related to information technology  and initial legal fees associated with our conversion from a federally-chartered savings bank to a state-chartered bank.  Marketing expense increased $170,000 or 85.4% during the first nine months of September 30, 2011 compared to the first nine months of 2010 mostly due to costs associated with the change of the Bank’s name in anticipation with its proposed conversion from a federally-chartered savings bank to a state-chartered.  The increase in salaries and employee benefit expense of $44,000 or 0.9% for the first nine months of 2011 compared to the first nine months of 2010 was partially offset by a benefit recognized as the result of a one-time reversal of accrued stock-based compensation expense due to forfeitures which occurred during the second quarter of 2011.  These increases in non-interest expense were partially offset by a decrease loan collection and repossession expense of $157,000 for the nine months ended September 30, 2011 as foreclosure activity dropped during the first nine months ended September 30, 2011as compared to the first nine months of 2010.

Income Taxes. Income tax expense for the nine months ended September 30, 2011 was $861,000 compared to $859,000 for the same period in 2010. The effective income tax rate for the nine months ended September 30, 2011 was 38.6% compared to 43.2% for the nine months ended September 30, 2010.  The effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and certain expenses not deductible for income tax purposes.

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

The Bank regularly adjusts its investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of its asset/liability management policy.

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on its operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $23.7 million. Securities classified as available-for-sale, totaling $71.9 million at September 30, 2011, provide additional sources of liquidity. In addition, at September 30, 2011, the Bank’s maximum collateral borrowing capacity was approximately $51.7 million from the Federal Home Loan Bank of Cincinnati and its maximum collateral borrowing capacity through the Discount Window at the Federal Reserve Bank was $47.9 million. At September 30, 2011, the Bank had $13.0 million of Federal Home Loan Bank advances outstanding.  At September 30, 2011, the Bank did not have any advances outstanding through the Discount Window.

At September 30, 2011, the Company (on an unconsolidated basis) had liquid assets of $29.6 million.  These funds are available to pay dividends, repurchase stock and for other general corporate purposes.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories and did not exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

The following table includes the Bank’s capital ratios as of the dates indicated:

	September 30, 2011	December 31, 2010
Tier 1 Core Capital (to adjusted total assets)	13.97%	13.89%
Tangible Equity Ratio (to tangible assets)	13.97%	13.89%
Tier 1 Risk-Based Capital (to risk-weighted assets)	18.72%	18.20%
Total Risk-Based Capital (to risk-weighted assets)	19.77%	19.24%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $0.15 during the first nine months of 2011.  The dividend payout ratio for the first nine months of 2011, representing dividends per share divided by diluted earnings per share, was 48.4%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the nine months ended September 30, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at September 30, 2011, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 7, 2011.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2011, the Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 7, 2011.  As of September 30, 2011, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
July 1, 2011 to July 31, 2011	38,700	$12.748	38,700	331,117
August 1, 2011 to August 31, 2011	41,200	12.717	41,200	289,917
September 1, 2011 to September 30, 2011	30,000	12.743	30,000	259,917
Total	109,900	$12.735	109,900	259,917

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extenible Business Reporting Language):  (i)  the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of  Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

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

FIRST ADVANTAGE BANCORP

Dated: November 10, 2011	By: /s/ Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: November 10, 2011	By: /s/ Bonita H. Spiegl
Bonita H. Spiegl
Chief Financial Officer