Form 10-K
First Advantage Bancorp
filed 2012-03-08
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No    X
As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock on the Nasdaq Global Market, was approximately $40.27 million.

The number of shares outstanding of the registrant’s common stock as of March 8, 2012 was 4,406,535.

DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of First Advantage Bancorp, to be held on May 16, 2012, are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1.  BUSINESS

General

First Advantage Bancorp (the “Company”) is a Tennessee chartered company incorporated in June 2007 to serve as the holding company for First Advantage Bank (the “Bank”), a Tennessee-chartered commercial bank formerly known as First Federal Savings Bank.  First Advantage Bancorp’s principal business activity is the ownership of the outstanding common stock of the Bank.  First Advantage Bancorp uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement.  Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data contained herein, relates primarily to the Bank.

About First Advantage Bank

The Bank was originally founded in 1953 and headquartered in Clarksville, Tennessee.  The Bank operates as a community-oriented financial institution offering traditional financial services to customers and businesses in the Bank’s primary market area.  The Bank attracts deposits from the general public and uses those funds to originate one-to-four family mortgage loans, nonresidential real estate loans, construction loans (including speculative construction loans) commercial business loans and land loans, and, to a lesser extent, multi-family loans and consumer loans.

We have posted our Code of Ethics for directors, officers and employees, and the charters of the Audit Committee, Compensation Committee, and Nominating Committee of our board of directors on the Investor Relations section of our website at www.firstadvantagebanking.com. The Company’s and the Bank’s executive offices are located at 1430 Madison Street, Clarksville, Tennessee and our main telephone number is (931) 552-6176.  Information on our website should not be considered a part of this annual report.

Bank Charter Conversion

On November 2, 2011, the Board of Directors of the Bank approved a change of the Bank’s name to First Advantage Bank in anticipation of the Bank’s conversion from a federally-chartered savings bank to a Tennessee-chartered commercial bank.  The Bank’s FDIC insurance coverage, and rates and terms of loans and deposits, did not change.

On February 2, 2012, the Bank completed its conversion from a federally chartered savings bank to a Tennessee-chartered commercial bank.  On that same date, the Company became a holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  As a result of the charter conversion, the Bank is now regulated by the Tennessee Department of Financial Institutions (the “TDFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank’s deposits continue to be insured by the FDIC.  The charter conversion is not expected to have any significant financial impact or affect the Company’s and the Bank’s current activities, and no changes to the directors or officers or employees of the Bank occurred as a result of the charter conversion

Market Area

We consider Montgomery County, Tennessee and the surrounding areas to be our primary market area.    The top employment sectors in the county are currently the services industry, wholesale/retail trade and government and manufacturing, which are likely to continue to be supported by the projected growth in population and median household income.

The economy of Montgomery County is significantly influenced by Fort Campbell, a nearby U.S. Army installation, and Austin Peay State University, one of the county’s top employers and one of the fastest growing universities in Tennessee, with an enrollment of approximately 10,800 students, and by the county’s proximity to Nashville, Tennessee.  A growing number of young military retirees from Fort Campbell and the expanding Austin Peay State University community, as well as an increased number of commuters to the Nashville metropolitan area, have created a housing demand that currently supports lending activities in our primary market area.  Additionally,  Hemlock Semiconductor LLC (“HSC”), a polycrystalline silicon manufacturer,  is constructing a new state-of-the-art $1.2 billion manufacturing facility in Clarksville. Upon completion of the initial investment, the Clarksville site is expected to employ more than 500 people.  It is anticipated that construction of the HSC facility will also employ approximately 1,000 construction workers during the next three to five years.

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

Our competition for loans comes primarily from financial institutions in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as credit unions, insurance companies, securities companies and specialty finance companies.

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

Lending Activities

The largest segment of our loan portfolio is real estate mortgage loans, primarily one-to-four family residential loans and nonresidential real estate loans.  The other significant segments of our loan portfolio are construction loans, primarily one-to-four family construction loans (including speculative construction loans), multi-family loans, commercial business loans and land loans.  To a lesser degree, we also originate consumer loans.  We originate loans for investment purposes, although we generally sell a substantial majority of our one-to-four family residential loans into the secondary market with servicing released.  See note 5 to the notes to the consolidated financial statements beginning on page F-1 of this annual report.  We originate conforming permanent mortgage loans and sell a substantial majority of our one-to-four family residential loans into the secondary market with servicing released.

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

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that typically ranges from one to three years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to a percentage above the three or five year U.S. Treasury index or indexed to prime.  The maximum amount by which the interest rate may be increased or decreased is generally two percentage points per adjustment period and the lifetime interest rate cap is generally six percentage points over the initial interest rate of the loan.  We sell with servicing released a substantial majority of all one-to-four family loans we originate.

While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis.  We do not offer loans with negative amortization and generally do not offer interest-only loans other than for revolving home equity lines of credit.

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

We originate a variety of fixed- and adjustable-rate nonresidential real estate loans, generally for terms of one to seven years and with payments based on an amortization schedule of 15 to 25 years.  Our adjustable-rate loans generally adjust based on either the prime lending rate or the First Advantage Base Rate every three to five years.  Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.  Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

At December 31, 2011, our largest nonresidential real estate loan had an outstanding balance of $6.0 million.  This loan, which was originated in February 2011, is secured by a deed of trust and was performing in accordance with its original terms at December 31, 2011.

Construction Loans. We originate construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes.  Interest rates on these loans are generally tied to the prime lending rate or the First Advantage Bank base rate.  We generally may finance up to 75% to 80% of the appraised value of the completed property.  We also offer construction loans for the financing of one-to-four family and multiple family homes, which may convert into permanent loans at the end of the construction period.  We generally require a maximum loan-to-value ratio of 80% for construction loans on owner occupied homes.  We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.  At December 31, 2011, our largest non-speculative construction loan commitment was for $1.8 million, with an outstanding balance of $1.5 million.   This loan commitment was originated in May 2011 and the loan is performing as agreed.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination.  In contrast to many markets across the country, the bank’s primary market area had no sharp price increases prior to the recession.  Consequently, property values have remained relatively stable and speculative housing has continued to sell, although at a somewhat slower pace.  The proximity of Fort Campbell, Kentucky continues to drive a large part of the speculative housing demand in the area.  At December 31, 2011, we had approved commitments for speculative construction loans of $24.0 million, of which $16.0 million was outstanding.  We require a maximum loan-to-value ratio of 80% for speculative construction loans.  We believe we have implemented strict underwriting requirements for speculative construction loans to help ensure that loans are made to a limited group of reputable, financially sound builders and for feasible projects having an adequate demand to facilitate the sale of the properties within an acceptable period of time.  Each month we monitor the total number of speculative units under construction, the number of units with each builder, and the number of units within each subdivision.  At December 31, 2011, our largest aggregate speculative construction loan commitment to a single builder was for $2.6 million, of which $868,000 was outstanding.  The origination dates for these loans were from August 2010 through December 2011and are secured by eleven single family residences under construction and the underlying lots.  At December 31, 2011, these loans were performing in accordance with their original terms.

Land Loans.  We originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions.  Land loans are generally interest-only loans for a term of up to three years (one year to develop the property and approximately two years to liquidate the lots with a minimum principal reduction required annually and with repayment in full resulting from the sale of the improved property.  At December 31, 2011, our largest land loan had an outstanding balance of $1.7 million.  This loan, which was originated August 2010 and is secured by approximately 37 acres, was performing in accordance with its original terms at December 31, 2011.

Multi-Family Real Estate Loans.  We offer multi-family mortgage loans that are generally secured by apartment buildings in our primary market area.  We originate a variety of fixed- and adjustable-rate multi-family real estate loans, generally for terms of one to seven years and with payments based on an amortization schedule of 15 to 25 years.  Our adjustable-rate loans generally adjust based on the prime lending rate or the First Advantage Base Rate every three to five years.   Loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80% and generally require specified debt service coverage ratios depending on the characteristics of the project.  Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

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

Loans to One Borrower.  At December 31, 2011, our largest lending relationship and our largest outstanding loan balance to one borrower was $7.6 million, which was comprised of a developed subdivision, an adjacent tract for future development, a farm and a construction loan for a personal residence.   These loans were performing according to their original terms at December 31, 2011.

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

At December 31, 2011, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, including debt securities issued by government sponsored enterprises, municipal and other bonds, collateralized mortgage obligations and corporate debt securities.

We invest in callable securities.  Our callable securities, with a fair market value of $17.0 million at December 31, 2011, consist of U.S. government agency bonds and securities that are callable within one year, corporate debt securities that are callable at periods ranging from one to three years, and state and political subdivision bonds that are callable beginning in periods ranging from two to ten years. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities.  Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

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

Personnel

As of December 31, 2011, we had 87 full-time employees and 8 part-time employees, none of whom is represented by a collective bargaining unit.  We believe that our relationship with our employees is good.

Subsidiaries

First Advantage Bank has one subsidiary, First Financial Mortgage Corp., which was inactive at December 31, 2011.  On December 19, 2007, First Financial Mortgage Corp. conveyed its only remaining tangible asset, the Blue Hole Lodge, to First Advantage Bancorp for the sum of $200,000.   Acquired in 2001 as a meeting and training center, the Blue Hole Lodge property consists of approximately five acres with an improved lodge building.  Acquisition and improvement costs totaled approximately $1.3 million.  As of December 31, 2011, the property had been written down to $200,000, which is the estimated fair market value of the property.

REGULATION AND SUPERVISION

General

The Bank is a Tennessee commercial bank and its deposit accounts are insured by the FDIC. The Bank  is not a member of the Federal Reserve System. The Bank is subject to supervision, examination and regulation by the TDFI and  the FDIC. The Bank is required to file regulatory reports concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and its respective operations that in turn, could have a material adverse effect on the Company.

The Company registered with the Board of Governors of the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956. As a result, it is subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations

Certain of the regulatory requirements that are applicable to First Advantage Bancorp and the Bank are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Advantage Bancorp and the Bank and is qualified in its entirety by reference to the actual statutes and regulations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act will continue to have a broad impact on the financial services industry as a result of the significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in applicable sections of this “Regulation and Supervision” section.

•
Minimum Capital Requirements and Enhanced Supervision. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•
The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

•
Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also required amendments to the Federal Deposit Insurance Act that revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, which became effective on April 1, 2011, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0 percent.

•
Payment of Interest on Demand Deposits. On July 21, 2011, the Federal Reserve’s final rule repealing Regulation Q, Prohibition Against Payment of Interest on Demand Deposits, became effective. Regulation Q was promulgated to implement the statutory prohibition against payment of interest on demand deposits by institutions that are member banks of the Federal Reserve.

•
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011.

•
Transactions with Insiders. The Dodd- Frank Act expanded insider transaction limitations through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. These requirements became effective on July 21, 2011.

•
Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•
Compensation Practices. The Dodd-Frank Act provided that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Bank Holding Company and Tennessee Commercial Bank Regulation

 Permitted Activities.

The Gramm-Leach-Bliley Act modernized the U.S. banking system by: (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

 Changes in Control.

Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, promulgated thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

The Federal Reserve maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (i) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control.

As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

 Capital; Dividends; Source of Strength.

The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to us.

A substantial source of the Company’s income from which it can pay dividends is the receipt of dividends from the Bank. The availability of the Bank to pay dividends to the Company is limited by applicable Tennessee law, which provides that the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI.  It is also possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock.  See note 12 to the consolidated financial statements beginning on page F-1 of this annual report.

In accordance with Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so.

 Insurance of Accounts and Other Assessments.

We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor.

In addition, in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guarantees all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, attorney trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.25%. Thus, under the TAGP, these accounts are fully insured by the FDIC regardless of dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010 and then again until December 31, 2010, unless we elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for non-interest bearing transaction deposit accounts for an additional two years beginning on December 31, 2010, and all financial institutions are required to participate in this extended program.

Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depended upon the category to which it is assigned and, effective April 1, 2009, assessment rates range from seven to 77.5 basis points. On February 7, 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which became effective on April 1, 2011, revised the base on which deposit insurance assessments are charged from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.

On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier I capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $1.1 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011 and assumed 5% annual deposit growth.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

 Transactions With Affiliates.

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an “affiliate” generally must be collateralized and certain transactions between the Bank and its “affiliates”, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as “10% Shareholders”, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Community Reinvestment Act.

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank received a satisfactory rating on its most recent Community Reinvestment Act assessment.

 Capital Regulations.

The Federal Reserve and FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and state-chartered banks, respectively. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all bank holding companies and state-chartered banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and certain trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

In computing total risk-weighted assets, bank and financial holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

The federal bank regulatory authorities have also adopted regulations that supplement the risk-based guidelines. These regulations generally require banks and financial holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of 4% (the “leverage ratio”). The Federal Reserve permits a bank to maintain a minimum 3% leverage ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a non-public system used by bank regulators to rate the strength and weaknesses of financial institutions. The CAMELS rating is comprised of six categories: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk.

Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The bank regulators also continue to consider a “tangible Tier I leverage ratio” in evaluating proposals for expansion or new activities.

The tangible Tier I leverage ratio is the ratio of a banking organization’s Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire or merge with a bank or bank holding company.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Financial holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

It should be noted that the minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher capital ratios.

As of December 31, 2011, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

Prompt Corrective Action.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Basel III.

On December 17, 2009, the Basel Committee proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier I Capital and Tier II Capital applicable to Basel III.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010. On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules which would generally be applicable to institutions with greater than $50 billion in assets.

 Interstate Banking and Branching.

The Bank Holding Company Act was amended by the Interstate Banking Act. The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.

State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act. The Interstate Banking Act, as amended by the Dodd-Frank Act, establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Tennessee law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, under the Dodd-Frank Act, a bank with its headquarters outside the State of Tennessee may establish branches anywhere within Tennessee.

 Anti-money Laundering.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

Among other requirements, the USA PATRIOT Act and the related Federal Reserve regulations require banks to establish anti-money laundering programs that include, at a minimum:

•
internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	a designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of our anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. We and our affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act.

 Regulatory Enforcement Authority.

Federal and state banking laws grant substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

 Federal Home Loan Bank System.

First Advantage Bank is a member of the FHLB of Cincinnati, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of trustees of the FHLB.  As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB.

 Privacy.

Under the Gramm-Leach-Bliley Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.

 Consumer Laws and Regulations.

The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Future Legislative Developments.

Various legislative acts are from time to time introduced in Congress and the Tennessee legislature. This legislation may change banking statutes and the environment in which our banking subsidiary and we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our banking subsidiary.

Effect of Governmental Monetary Policies.

The commercial banking business in which First Advantage Bank engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign banking centers and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

Federal Securities Laws

First Advantage Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  First Advantage Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements imposed under the Securities Exchange Act of 1934.

Federal Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2006.  For 2011, First Advantage Bancorp’s maximum federal income tax rate was 34.0%.

First Advantage Bancorp and the Bank have entered into a tax allocation agreement.  Because First Advantage Bancorp owns 100% of the issued and outstanding capital stock of the Bank, First Advantage Bancorp and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group First Advantage Bancorp is the common parent corporation.  As a result of this affiliation, the Bank may be included in the filing of a consolidated federal income tax return with First Advantage Bancorp and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

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

Executive Officers of the Registrant

The following individuals serve as executive officers of the Company and the Bank:

Name	Position
Earl O. Bradley, III	Chief Executive Officer
John T. Halliburton	President
Bonita H. Spiegl	Chief Financial Officer and Corporate Secretary
Jon R. Clouser	Chief Lending Officer – First Advantage Bank
Cindy D. Smith	Chief Operations Officer – First Advantage Bank

Below is information regarding our executive officers who are not also directors.  Ages presented are as of December 31, 2011.

Bonita H. Spiegl has served as Chief Financial Officer and Corporate Secretary of the Company and the Bank since June 2011.  Prior to being appointed Chief Financial Officer, Ms. Spiegl served as Controller of the Bank from November 2007 to June 2011.  Before joining First Advantage Bank, in November 2007, Ms. Spiegl held several positions with 1st Source Bank, located in South Bend, Indiana, including Assistant Vice President and Accounting Manager.  Age 50.

Jon R. Clouser has served as the Chief Lending Officer of First Advantage Bank since March 2007.  From March 2003 to March 2007, Mr. Clouser was an Executive Vice President of Cumberland Bank and Trust.  Mr. Clouser also served as a Senior Vice President of Old National Bank (formerly Heritage Bank) from 1990 to March 2003.  Age 58

Cindy D. Smith has served as Chief Operations Officer of First Advantage Bank since March 2011.  Prior to that time, Ms. Smith had served as Vice President of the Bank since September 2010.  Before joining First Advantage Bank, in September 2010, Ms. Smith was the Vice President of sales and marketing, mobile payments for Bling Nation located in Palo Alto, California.  Age 48.

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

Since December 2007 through June 2009, the United States economy was in a recession.  Business activity across a wide range of industries and regions in the United States was greatly reduced and local governments and many businesses are still experiencing serious difficulty due to lower consumer spending and decreased liquidity in the credit markets. Unemployment has continued to remain at high levels.

Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.

Our financial performance, in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, the State of Tennessee and the United States as a whole.

Concerns about the European Union’s sovereign debt crisis have also caused uncertainty for financial markets globally.  Such risks could indirectly affect us by affecting our customers with European businesses or assets denominated in the euro or companies in our market with European businesses or affiliates.

Overall, during 2011, the business environment has been adverse for many households and businesses in the United States and worldwide. While the business environment in Montgomery County, Tennessee, and the markets in which we operate have been less adverse than in the United States as a whole, there can be no assurances that a continued overall economic downturn could eventually have a negative effect in our market area.  Such conditions could adversely affect the credit quality of our loans, results of operations and our financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient, or a ready market is not available, to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans.  In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, our allowance for loan losses may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income.

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

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as Federal Home Loan Bank of Cincinnati advances, the Federal Reserve Discount Window, federal funds purchased and other sources. We utilize these noncore funding sources to fund our ongoing operations and growth. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including the Bank, this would place increased pressure on other wholesale funding sources.

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

The Company and the Bank are subject to extensive regulation, supervision and examination by the Federal Reserve, the TDFI and the FDIC.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted regulatory reform may have a material impact on our operations.

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. However, the Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

A substantial source of the Company’s income from which it can pay dividends is the receipt of dividends from the Bank. The availability of the Bank to pay dividends to the Company is limited by applicable Tennessee law, which provides that the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI.  It is also possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2011.

Location	Year Opened	Approximate Square Footage	Status

Main Office: 1430 Madison Street Clarksville, Tennessee 37040	2006	17,000	Owned

Branch Offices: Tradewinds Branch 1929 Madison Street Clarksville, Tennessee 37043	2007	2,300	Owned

St. Bethlehem Branch 2070 Wilma Rudolph Boulevard Clarksville, Tennessee 37043	2009	4,000	Owned

North Clarksville Branch 1800 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1996	8,000	Owned

Riverbend Branch (1) 1265 Highway 48 Clarksville, Tennessee 37040	2009	2,100	Leased

Mortgage Office 933-F Tracy Lane Clarksville, Tennessee 37040	2010	1,277	Leased

ATM Site 1193 & 1195 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1984	N/A	Owned

Other Properties: Commercial Lot (2) Pleasant View, Tennessee 37040	N/A	N/A	Owned

St. Bethlehem Branch (2) 2141 Wilma Rudolph Boulevard Clarksville, Tennessee 37040	1985	4,600	Owned
Downtown (Drive-Thru Only) (2) 224 N. 2nd Street Clarksville, Tennessee 37042	1995	600	Owned

Blue Hole Lodge (3) 661 Dunbar Cave Road Clarksville, Tennessee 37043	N/A	N/A	Owned
_________________________________________________________________
(1)  The Riverbend Branch opened in March 2009.  The premise is leased from a related party (a partnership whose partners include one director of the Company).
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

Item 4.  MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FABK.”   The following table sets forth the high and low intra-day sales prices of First Advantage Bancorp’s common stock for each quarter of 2011 and 2010, as reported by Nasdaq, and the quarterly cash dividends paid per share.

			Cash
			Dividends
2011	High	Low	Paid

First Quarter	$13.82	$12.00	$0.05
Second Quarter	13.89	12.17	0.05
Third Quarter	13.12	11.96	0.05
Fourth Quarter	13.01	12.55	0.05

			Cash
			Dividends
2010	High	Low	Paid

First Quarter	$10.75	$10.20	$0.05
Second Quarter	10.98	10.41	0.05
Third Quarter	10.87	10.12	0.05
Fourth Quarter	12.20	10.65	0.05

As of December 31, 2011, there were 4,459,135 shares of the Company’s common stock issued and 4,038,260 shares of the Company’s common stock outstanding.  Such outstanding shares were held by approximately 605 holders of record as of December 31, 2011.  The closing price per share of the Company’s common stock on December 30, 2011, the last trading day of the Company’s fiscal year, was $12.87.

Purchases of Equity Securities

The Company’s board of directors has authorized four stock repurchase programs.  The stock repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders.  Under the first stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares or 5.0%, of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The first stock repurchase program was completed during the first quarter of 2010.  On March 4, 2010, a second repurchase program was approved which authorized the repurchase of up to 252,319 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The second stock repurchase program was completed during the third quarter of 2010.  On June 9, 2010, a third repurchase program was approved which authorized the repurchase of up to 240,524 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors. The third stock repurchase program was completed during the fourth quarter of 2011.  On November 17,  2010, a fourth repurchase program was approved which authorized the repurchase of up to 231,624 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors. On February 15, 2011, a fifth repurchase program was approved which authorized the repurchase of up to 220,706 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fourth quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
October 1, 2011 to October 31, 2011	10,100	12.748	10,100	229,517
November 1, 2011 to November 30, 2011	40,000	12.750	40,000	189,517
December 1, 2011 to December 31, 2011	41,700	12.743	41,700	147,817
Total	91,800	12.746	91,800	147,817

Item 6.   SELECTED FINANCIAL DATA

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Financial Condition Data:
Total assets	$366,149	$345,252	$344,224	$338,404	$253,403
Cash and due from banks	7,651	4,151	9,204	7,991	3,209
Interest-bearing demand deposits with banks	1,680	1,387	1,686	4,243	970
Federal funds sold	1,425	2,250	975	9	4,897
Available-for-sale securities, fair value	70,279	74,214	98,736	129,076	112,817
Loans held for sale	5,509	3,155	2,265	866	1,867
Loans, net	259,534	238,346	211,137	176,412	115,959
Deposits	232,584	219,504	216,240	186,807	169,854
Federal Home Loan Bank advances and borrowings at other banks	58,500	48,000	48,000	73,550	-
Shareholders' equity	66,475	66,727	70,526	70,261	79,505

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:	(Dollars in thousands)
Interest and dividend income	$17,655	$17,571	$17,232	$17,285	$13,253
Interest expense	3,903	4,999	6,367	6,602	6,016
Net interest income	13,752	12,572	10,865	10,683	7,237
Provision (credit) for loan losses	967	1,334	868	685	(364)
Net interest income after provision (credit) for loan losses	12,785	11,238	9,997	9,998	7,601
Non-interest income (1) (2) (3)	2,522	2,738	1,649	(13,796)	1,987
Non-interest expense	12,286	11,312	11,151	10,145	10,060
Income (loss) before provision (credit) for income taxes	3,021	2,664	495	(13,943)	(472)
Provision (credit) for income taxes	1,121	968	135	(5,848)	(217)
Net income (loss)	$1,900	$1,696	$360	$(8,095)	$(255)

Basic earnings per common share	$0.47	$0.40	$0.08	$(1.73)	N/A
Diluted earnings per common share	$0.44	$0.39	$0.08	$(1.73)	N/A

(1)	In 2007, includes net loss on sale of securities of $301,000 and other-than-temporary impairment charges of $282,000.
(2)	In 2008, includes net loss on sale of securities of $2.7 million and other-than-temporary impairment charges of $13.6 million.
(3)	In 2009, includes other-than-temporary impairment charges of $1.1 million.

	At or for the Year Ended December 31,
Selected Financial Ratios and Other Data	2011		2010		2009		2008		2007

Performance Ratios:
Return on average assets	0.55%		0.49%		0.10%		(2.60)%		(0.12)%
Return on average equity	2.82		2.48		0.51		(10.65)		(0.69)
Interest rate spread (1)	3.79		3.41		2.86		2.86		2.76
Net interest margin (2)	4.15		3.84		3.37		3.60		3.45
Other expenses to average assets	3.54		3.27		3.24		3.26		4.56
Dividend payout ratio (3)	45.50		51.30		250.00		N/M		-
Efficiency ratio (4)	75.49		73.89		89.11		(325.89)		109.06
Average interest-earning assets to average interest-bearing liabilities	1.31	x	1.28	x	1.26	x	1.33	x	1.24	x
Average equity to average assets	19.41%		19.82%		20.38%		24.41%		16.67%

Capital Ratios (Bank only):
Tangible capital	13.88%		13.89%		13.08%		12.86%		20.98%
Core capital	13.88		13.89		13.08		12.86		20.98
Total risk-based capital	19.03		19.24		19.87		22.49		35.31

Asset Quality Ratios:
Allowance for loan losses as a percent of nonperforming loans	154.81%		122.24%		200.50%		262.00%		180.62%
Net charge-offs to average outstanding loans during the period	0.12		0.22		0.12		0.01		0.14
Non-performing loans as a percent of total loans	1.08		1.23		0.66		0.46		0.71
Non-performing assets as a percent of total assets	1.16		0.90		0.50		0.25		0.33

Other Data:
Number of offices (5)	5		5		5		5		5
Number of deposit accounts	13,406		13,270		12,872		12,052		11,907
Number of loans	1,857		1,905		1,823		1,587		1,395

_______________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents dividends declared per common share divided by diluted earnings per common share.
(4)	Represents other expenses divided by the sum of net interest income and other income.
(5)	For 2007 and 2008 includes a limited service office with drive-thru and ATM services only.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Company’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2011 and 2010 and results of operations for each of the years in the two-year period ended December 31, 2011. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to forty years.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the TDFI and FDIC, as an integral part of their examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of an examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 5 to the consolidated financial statements beginning on page F-1 of this annual report.

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

Nonresidential real estate loans were the largest segment of our loan portfolio as of December 31, 2011.  These loans totaled $98.3 million, or 37.3% of total loans, at December 31, 2011. At December 31, 2010, these loans totaled $77.1 million, or 31.9% of total loans.  The balance of nonresidential real estate loans increased during the year due to our emphasis on growing loans in this category, particularly with respect to small businesses.   Also, during the fourth quarter of 2011 the Bank purchased approximately $14.0 million of performing loans from another financial institution.   All of the loans purchased were within our market area and met the Bank’s strict underwriting guidelines for loan-to-value and debt service coverage.

At December 31, 2011, one-to-four family loans totaled $44.8 million, or 17.0% of total loans, compared to $43.7 million, or 18.1% of total loans at December 31, 2010.  The balance of one-to-four family loans increased during the year primarily due to the migration of maturing one-to-four family constructions loans to permanent one-to-four family loans.  Such loans were made in the typical course of business and on market terms, based on either original construction-to-permanent loan agreements with individuals or contractual curtailment terms with building contractors on speculative construction loans.   The Bank also occasionally originates and retains one-to-four family loans for specific customers.

Our construction loan portfolio consists primarily of residential construction loans, including speculative residential construction loans. Construction loans totaled $27.7 million, or 10.6% of total loans, at December 31, 2011. At December 31, 2010, these loans totaled $26.7 million, or 11.0% of total loans.

Land loans totaled $25.4 million, or 9.6% of total loans, at December 31, 2011, compared to $26.4 million, or 10.9% of total loans at December 31, 2010.  These loans are primarily secured by vacant land to be improved for residential development.

Multi-family real estate loans totaled $16.7 million, or 6.3% of total loans at December 31, 2011. At December 31, 2010, these loans totaled $13.6 million, or 5.6% of gross loans.

Consumer loans totaled $22.4 million, or 8.5% of total loans, at December 31, 2011 compared to $22.0 million, or 9.1% of gross loans at December 31, 2010.

Commercial business loans totaled $28.5 million, or 10.8% of total loans at December 31, 2011 compared to $32.5 million, or 13.4% of total loans at December 31, 2010.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$44,813	17.0%	$43,695	18.1%	$44,582	20.8%
Multi-family	16,695	6.3	13,592	5.6	13,695	6.4
Nonresidential	98,278	37.3	77,089	31.9	63,910	29.9
Construction loans:
One-to-four family	18,618	7.1	20,373	8.4	13,880	6.5
Multi-family	2,357	0.9	357	0.1	3,060	1.4
Nonresidential	6,753	2.6	5,929	2.5	9,941	4.6
Land loans	25,409	9.6	26,394	10.9	20,849	9.7
Total real estate loans	212,923	80.7	187,429	77.5	169,917	79.3

Consumer:
Home equity loans and lines of credit	19,722	7.5	18,761	7.7	16,445	7.7
Auto loans	429	0.2	639	0.3	850	0.4
Deposit loans	321	0.1	377	0.2	257	0.1
Other	1,905	0.7	2,240	0.9	2,339	1.1
Total consumer loans	22,377	8.5	22,017	9.1	19,891	9.3

Commercial loans	28,462	10.8	32,460	13.4	24,069	11.4

Total loans	263,762	100.0%	241,906	100.0%	213,877	100.0%
Allowance for loan losses	(4,316)		(3,649)		(2,813)
Net deferred loan costs	88		89		73
Loans receivable, net	$259,534		$238,346		$211,137

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$38,210	21.4%	$31,639	26.9%
Multi-family	10,816	6.1	5,043	4.3
Nonresidential	54,375	30.4	27,186	23.1
Construction loans:
One-to-four family	16,769	9.4	13,019	11.1
Multi-family	2,060	1.1	3,408	2.9
Nonresidential	5,410	3.0	4,282	3.6
Land loans	14,216	8.0	11,539	9.8
Total real estate loans	141,856	79.4	96,116	81.7

Consumer:
Home equity loans and lines of credit	13,575	7.6	7,686	6.5
Auto loans	984	0.6	505	0.4
Deposit loans	255	0.1	776	0.7
Other	1,938	1.1	1,134	1.0
Total consumer loans	16,752	9.4	10,101	8.6

Commercial loans	20,105	11.2	11,412	9.7

Total loans	178,713	100.0%	117,629	100.0%
Allowance for loan losses	(2,175)		(1,510)
Net deferred loan costs	(126)		(160)
Loans receivable, net	$176,412		$115,959

Loan Maturity

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2011
		Multi-
		Family and
		Nonresidential
	One-to-Four	Real Estate					Total
	Family	Loans	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$9,942	$12,231	$25,977	$14,289	$11,637	$17,041	$91,117
More than one year to three years	10,457	56,586	1,751	7,610	1,645	7,651	85,700
More than three years to five years	11,244	40,319	-	3,032	1,011	3,448	59,054
More than five years to fifteen years	6,675	5,837	-	478	8,084	322	21,396
More than fifteen years	6,495	-	-	-	-	-	6,495
Total	$44,813	$114,973	$27,728	$25,409	$22,377	$28,462	$263,762

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31, 2012, and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$33,873	$998	$34,871
Multi-family and nonresidential	93,484	9,258	102,742
Construction	213	1,538	1,751
Land	3,045	8,076	11,120
Consumer	3,293	7,446	10,740
Commercial	10,061	1,360	11,421
Total	$143,969	$28,676	$172,645

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate. When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Securities. Our securities portfolio consists primarily of U.S. government callable federal agency bonds, U.S. government agency mortgage-backed securities, and obligations of states and political subdivisions with a relatively smaller investment in collateralized mortgage obligations and other securities.  For the year ended December 31, 2011 the amortized cost of our securities decreased by $4.3 million, as excess funds were utilized to fund loan growth in lieu of investment funding.

Our callable securities, with a fair value of $17.0 million at December 31, 2011, consist of U.S. government agency bonds and securities that are callable within one year, state and political subdivisions bonds that are callable beginning in periods ranging from one to ten years, and corporate debt securities that are callable beginning in periods ranging from one to three years.

	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U. S. Treasury	$4,692	$6,075	$4,730	$6,093	$4,765	$6,061
U. S. Government agencies	8,000	8,022	7,999	7,918	13,879	14,298
Mortgage-backed securities	40,097	42,896	43,748	46,349	62,825	65,086
Collateralized mortgage obligations	2,611	2,490	3,993	4,080	4,795	4,710
State and political subdivisions	10,163	10,619	9,555	9,717	8,466	8,554
Corporate debt securities	2	177	18	57	30	30
Total	$65,565	$70,279	$70,043	$74,214	$94,760	$98,739

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2011. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
U.S. government and federal agencies	$-	-%	$6,075	8.01%	$-	-%	$8,022	3.13%	$14,097	5.23%
State and political subdivisions	-	-	1,108	3.85	2,811	3.90	6,700	3.55	10,619	3.71
Mortgage-backed securities	-	-	172	5.87	453	5.31	42,271	4.47	42,896	4.49
Collateralized mortgage obligations	-	-	-	-	-	-	2,490	2.75	2,490	2.75
Corporate debt securities	-	-	-	-	-	-	177	-	177	-
Total	$-	-%	$7,355	7.33%	$3,264	4.10%	$59,660	4.10%	$70,279	4.45%

Deposits. Deposit accounts, primarily obtained from individuals and businesses within our local market area, are our primary source of funds for lending and investment. Our deposit accounts are comprised of non-interest-bearing accounts, interest-bearing savings accounts, checking accounts, money market accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Non-interest bearing checking accounts	$28,062	$19,681	$19,426
Interest bearing accounts:
Savings	44,003	41,770	36,581
Checking	59,430	58,753	55,895
Money market	30,927	20,336	17,230
Certificates of deposit	70,162	78,964	87,108
Total	$232,584	$219,504	$216,240

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2011.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
At December 31, 2011	(Dollars in thousands)
Three months or less	$6,119
Over three through six months	7,970
Over six through twelve months	7,936
Over twelve months	6,917
Total	$28,942

Borrowings.

Short term borrowings.  Short-term borrowings consist of Federal Home Loan Bank (“FHLB”) overnight advances and federal funds purchased and securities sold under agreements to repurchase.  Federal funds purchased are short-term borrowings that typically mature within one to ninety days and reprice daily.  As of December 31, 2011 and 2010 the balances of short-term advances from FHLB were $10,500  and $-0-, respectively.  Securities sold under agreements to repurchase consist of customer funds that are invested overnight in investment securities.   The following table shows the distribution of short-term borrowings, the weighted average interest rates thereon and the maximum month-end balance at the end of each of the last two years.

FHLB Advances and other borrowings
(Dollars in thousands)

FHLB Short Term Advances	December 31, 2011	December 31, 2010
Balance at Year End	$10,500	$-
Weighted Avg Rate at Year End	0.049%	-%
Average Balance During the Year	682	-
Weighted Avg Rate During the Year	0.073%	-%
Maximum month-end Balance	10,500	-

Fed Funds Purchased
Balance at Year End	$-	$-
Weighted Avg Rate at Year End	-	-
Average Balance During the Year	66	73
Weighted Avg Rate During the Year	1.27%	1.18%
Maximum month-end Balance	-	-

Securities Sold Under Agreements to Repurchase
Balance at Year End	$4,176	$6,215
Weighted Avg Rate at Year End	0.74%	1.49%
Average Balance During the Year	5,475	6,250
Weighted Avg Rate During the Year	1.69%	1.75%
Maximum month-end Balance	10,044	10,441

Federal Home Loan Bank Long Term Borrowings.  The Bank had fixed rate putable advances maturing on January 14, 2015 in the amount of $13,000, putable on January 14, 2010 and quarterly thereafter, with a weighted average rate of 2.99%.  Pursuant to collateral agreements with the FHLB, non-repurchase advances and other overnight facilities, which the Bank utilizes, are secured by qualifying first mortgage loans, commercial real estate, FHLB stock and interest-bearing demand deposits with the FHLB.

Structured Repurchase Agreements.  In a leverage strategy, on April 30, 2008, the Bank entered into two balance sheet leverage transactions whereby it borrowed a total of $35,000 in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in U. S. Agency pass-through mortgage backed securities (the “Securities”), which were pledged as collateral.  The Bank secured the borrowed funds by Securities valued at 116% of the outstanding principal balance of the borrowings.  The borrowings have original maturity dates ranging from four to ten years, with a weighted average maturity of 5.9 years and certain borrowings have a call option starting with periods ranging from one to two years after origination and are continuously callable after the initial call date.  During the loan term, any collateral that is subject to maturity or call is replaced with other U. S. Agency instruments approved by the lender.

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

Term Repurchase Agreements:
Repurchase agreement - rate 3.28%, due April 30, 2018, callable after April 30, 2011	$ 10,000
Repurchase agreement - rate 2.96%, due April 30, 2018, callable after April 30, 2010	5,000
Structured repurchase agreement - rate 3.71%, due April 30, 2013, callable after April 30, 2011, with embedded interest cap at LIBOR of 3.50% starting April 30, 2010	10,000
Structured repurchase agreement - rate 4.39%, due April 30, 2012 with embedded interest cap at LIBOR of 3.50% starting April 30, 2010	10,000
$ 35,000

Results of Operations for the Years Ended December 31, 2011 and 2010

Overview.

Net income totaled $1.9 million for the year ended December 31, 2011 compared to net income of $1.7 million for the year ended December 31, 2010.

Net Interest Income.

Net interest income was $13.8 million for the year ended December 31, 2011 compared to $12.6 million for the year ended December 31, 2010.  Total interest income of $17.7 million was recorded for the year ended December 31, 2011, as interest income on loans increased and interest income on securities and other interest income decreased.    Interest income on loans increased by 6.3% to $14.5 million due to higher average balances while the average yield remained steady at 5.95%.  Interest income on investment securities decreased by 20.6% to $2.9 million, primarily due to a decrease of $11.0 million, or 13.6%, in average investment balances and a decline of 37 basis points in investment yields.  Investment yields were negatively impacted primarily by accelerated prepayments on the Bank’s mortgage-backed securities which increased the amortization of premiums paid and decreased the yield on those investments during the year ended December 31, 2011.

Total interest expense was $3.9 million for the year ended December 31, 2011 compared to $5.0 million for the year ended December 31, 2010.  Average Federal Home Loan Bank advances and other borrowings decreased by $100,000 and interest expense related to these borrowings decreased $38,000, while the rate paid decreased 19 basis points, for the year ended December 31, 2011.  The cost of interest-bearing deposits decreased $1.1 million, or 52 basis points, as average balances of interest-bearing deposits remained steady at December 31, 2011 as compared to December 31, 2010.  Average long-term borrowings at other banks (which consist of borrowings related to the leverage transaction entered into in April of 2008) remained unchanged at $35.0 million and interest expense remained constant at $1.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Average Balances and Yields.

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years ended December 31, 2011, 2010 and 2009.  No tax equivalent adjustments have been made as the Company’s investment in tax exempt assets, during the periods presented, was considered immaterial. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets. Non-accrual loans are included in average balances. Loan fees and late charges are included in interest income on loans and are not material.

	Year Ended December 31,
	2011			2010			2009

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$12,542	$43	0.34%	$11,796	$44	0.37%	$6,910	$141	2.05%
Loans	243,722	14,505	5.95%	229,437	13,641	5.95%	192,143	11,371	5.92%
Investment securities	70,165	2,905	4.14%	81,163	3,659	4.51%	118,245	5,585	4.72%
Other interest-earning assets	4,855	202	4.16%	5,148	227	4.41%	5,509	135	2.44%
Total interest-earning assets	331,284	17,655	5.33%	327,544	17,571	5.36%	322,807	17,232	5.34%
Non-interest-earning assets	15,820			18,027			21,311
Total assets	$347,104			$345,571			$344,118

Liabilities and shareholders' equity:
Interest-bearing deposits	$199,566	$2,137	1.07%	$200,842	$3,192	1.59%	$188,227	$4,518	2.40%
FHLB advances and other borrowings	19,223	462	2.40%	19,323	500	2.59%	33,329	545	1.64%
Long-term borrowings at other banks	35,000	1,304	3.73%	35,000	1,307	3.73%	35,000	1,304	3.73%
Total interest-bearing liabilities	253,789	3,903	1.54%	255,165	4,999	1.96%	256,556	6,367	2.48%
Non-interest-bearing deposits	23,104			18,176			14,906
Other noninterest-bearing liabilities	2,829			3,743			2,529
Total liabilities	279,722			277,084			273,991
Shareholders' equity	67,382			68,487			70,127
Total liabilities and shareholders' equity	$347,104			$345,571			$344,118
Net interest income		$13,752			$12,572			$10,865
Net interest margin			4.15%			3.84%			3.37%
Interest rate spread			3.79%			3.40%			2.86%
Average interest-earning assets to
average interest-bearing liabilities			130.54%			128.37%			125.82%

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

	Year Ended December 31, 2011 compared to Year Ended December 31, 2010			Year Ended December 31, 2010 compared to Year Ended December 31, 2009
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Interest-earning demand deposits	$3	$(4)	$(1)	$632	$(729)	$(97)
Loans	841	23	$864	2,212	58	2,270
Investment securities	(469)	(285)	$(754)	(1,677)	(249)	(1,926)
Other interest-earning assets	(12)	(13)	$(25)	(9)	101	92
Total earning assets	$363	$(279)	$84	$1,158	$(819)	$339

Interest expense:
Interest bearing deposits	$(18)	$(1,037)	$(1,055)	$326	$(1,652)	$(1,326)
FHLB advances and other borrowings	(3)	(35)	(38)	117	(162)	(45)
Long-term borrowings at other banks	1	(4)	(3)	(1)	4	3
Total interest-bearing liabilities	(20)	(1,076)	(1,096)	442	(1,810)	(1,368)
Net increase (decrease) in interest income	$383	$798	$1,180	$716	$991	$1,707

Provision for Loan Losses.

The provision for loan losses was $967,000 for the year ended December 31, 2011 compared to $1.3 million for the year ended December 31, 2010.  The decrease in the provision in 2011 was primarily due to slower loan growth and decreases in nonperforming loans at December 31, 2011.  The Bank continues to closely monitor asset quality and believes that the allowance for loan losses at December 31, 2011 adequately reserved for any potential losses inherent in the loan portfolio at year-end.

Non-performing assets totaled $4.2 million, or 1.14% of total assets, at December 31, 2011 compared to $3.1 million, or 0.90% of total assets, at December 31, 2010.  At December 31, 2011, other real estate owned totaled $1.4 million compared to $115,000 at December 31, 2010.  At December 31, 2011, other real estate owned consisted primarily of two commercial real estate loans, three non-residential land loans, one consumer loans and a residential construction loan.  The Bank foreclosed on the residential construction loan in September 2011.  Because construction was approximately 80% complete at the time of foreclosure, the Bank has contracted with a local builder to complete the construction.  The Bank expects to incur approximately $88,000 of additional costs ($65,000 was recorded as of December 31, 2011) in order to complete construction which will result in a corresponding increase to other real estate owned.   There was a 35.7% increase in the level of classified assets from $8.5 million at December 31, 2010 to $11.5 million at December 31, 2011 primarily due to increased classified assets in the one-to-four family residential, multi-family and commercial loan portfolios.  The Bank continues to focus on working closely with customers in order to mitigate any loss exposure associated with the increase in the level of classified assets.  Classified assets are primarily loans rated special mention, substandard, or doubtful in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves have been established to account for the increased credit risk of these assets.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income.  The following table shows the components of non-interest income for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	% Change
	(Dollars in thousands)
Non-interest Income
Service charges on deposit accounts and other fees	$1,267	$1,212	4.54%
Net gains on sales of mortgage loans held for sale	973	1,205	(19.25)
Net realized gain on sales of available-for-sale securities	25	104	(75.96)
Insurance and brokerage commissions	121	132	(8.33)
Other	136	85	60.00
Total non-interest income	$2,522	$2,738	(7.89)%

Total non-interest income was $2.5 million for the year ended December 31, 2011, compared to total non-interest income of $2.7 million for the year ended December 31, 2010.

Comparative results for the twelve months ended December 31, 2011 versus the twelve months ended December 31, 2010 were primarily impacted by a decrease of $232,000, or 19.3%, in net gains on mortgage loans held for sale due to lower origination volume.  Additionally, the Company recorded $25,000 of net gains on sales of available-for-sale securities during the year ended December 31, 2011 compared to $104,000 for the year ended December 31, 2010.  Insurance and brokerage commissions declined 8.3% for the year ended December 31, 2011 as a result of continued overall market uncertainty. These decreases were somewhat offset by increases in other income and in service charges on deposit accounts and other fees.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$6,292	$6,146	2.38%
Net occupancy expense	703	693	1.44
Equipment expense	722	726	(0.55)
Data processing fees	960	885	8.47
Professional fees	831	434	91.47
Marketing expense	563	245	129.80
Supplies and communication	341	282	20.92
Loan collection and repossession expense	38	173	(78.03)
Other	1,836	1,728	6.25
Total non-interest expense	$12,286	$11,312	8.61%

For the year ended December 31, 2011 non-interest expense increased $974,000, or 8.6% to $12.3 million compared to $11.3 million for the year ended December 31, 2010.  The increase in non-interest expense in 2011 was primarily due to increases in marketing expense and professional fees associated with the Bank’s charter conversion and name change, which are non-recurring in nature.

Professional fees increased $397,000 or 91.5% to $831,000 for the year ended December 31, 2011 compared to $434,000 at December 31, 2010.  Marketing expense increased $318,000, or 129.8%, to $563,000 at December 31, 2011 compared to $245,000 at December 31, 2010.  Loan collection and repossessed asset expense decreased to $38,000 for the year ended December 31, 2011 from $173,000 for the year ended December 31, 2010.  Total salaries and employee benefits increased $146,000, or 2.4% for the year ended December 31, 2011 compared to the year ended December 31, 2010, mainly due to merit and bonus increases.

Provision for Income Taxes.

The provision for income taxes was $1.1 million for the year ended December 31, 2011 compared to a provision for income taxes of $968,000 for the year ended December 31, 2010.  The effective income tax rate differs from the federal statutory rate due primarily to state income taxes and exempt interest income.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$2,135	$1,266	$888	$641	$613
Multifamily and nonresidential	-	541	432	-	-
Construction	-	-	-	165	184
Land	-	541	-	-	-
Consumer	254	240	65	10	30
Commercial	399	397	18	14	9
Total	2,788	2,985	1,403	830	836

Accruing loans past due 90 days or more:
One-to-four family	-	-	-	-	-
Multi-family and nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Total	-	-	-	-	-
Total of nonaccrual and 90 days or more past due loans	2,788	2,985	1,403	830	836
Real estate owned	1,391	115	301	-	-
Other nonperforming assets	-	16	-	-	-
Total nonperforming assets	$4,179	$3,116	$1,704	$830	$836
Total nonperforming loans to total loans	1.06%	1.23%	0.66%	0.46%	0.71%
Total nonperforming loans to total assets	0.76%	0.86%	0.41%	0.25%	0.33%
Total nonperforming assets to total assets	1.14%	0.90%	0.50%	0.25%	0.33%

Nonperforming assets include nonaccrual loans and foreclosed assets.  Non-performing assets totaled $4.2 million at December 31, 2011 compared to $3.1 million at December 31, 2010.  Other real estate owned consisted primarily of one commercial real estate loan, two non-residential land loans, two consumer loans and a residential construction loan.  The Bank foreclosed on the residential construction loan in September of 2011.  Because construction was approximately 80% complete at the time of foreclosure, the Bank has contracted with a local builder to complete the construction.  The Bank expects to incur approximately $88,000 of additional costs ($65,000 was recorded as of December 31, 2011) in order to complete construction which will result in a corresponding increase to other real estate owned.  Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $68,000 in 2011 and $57,000 in 2010.

The following tables set forth information about modifications which were considered troubled debt restructurings (“TDRs”) as of December 31, 2011 and December 31, 2010.

Modifications
As of December 31, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168	$165
Consumer and Other	1	40	40
Commercial	2	237	231
Total	4	$445	$436

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168

Modifications
As of December 31, 2010
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	1	$178	$178

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	-	$-

 Loans characterized as TDRs totaled $436,000 at December 31, 2011, compared to $178,000 at December 31, 2010. The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $0 at both December 31, 2011 and 2010. The TDR total of $436,000 at December 31, 2011 is comprised of four loans.  One is comprised of a single commercial real estate loan, which was identified as a TDR at December 31, 2010 and 2011, for which the Company agreed to accept interest only payments for one year and will be removed from TDR status during the first quarter of 2012, upon return to amortization status.  The remaining TDRs consist of one single family residential loan in the amount of $165,000, which was restructured, has subsequently failed to perform under the restructured terms, and has been referred to counsel for foreclosure, and two TDRs that consist of one consumer and one commercial which total $99,000 and both are paying as agreed under the restructured terms.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2011	2010
	(Dollars in thousands)

Special mention assets	$3,178	$3,783
Substandard assets	8,096	4,467
Doubtful assets	211	212
Total classified assets	$11,485	$8,462

Classified assets increased to $11.5 million at December 31, 2011 as compared to $8.5 million at December 31, 2010, primarily related to the one-to-four family residential and other real estate owned loan portfolios.  Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2011, our allowance for loan losses represented 1.64% of total gross loans and 154.8% of nonperforming loans.  At December 31, 2010, our allowance for loan losses represented 1.5% of total gross loans and 122.2% of nonperforming loans.  The allowance for loan losses increased $667,000 to $4.3 million at December 31, 2011 from $3.6 million at December 31, 2010 primarily due to increased classified loans, as compared to one year ago.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2011			2010			2009
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One-to-four family	$476	11.0%	17.0%	$545	14.9%	18.1%	$280	10.0%	20.8%
Multi-family and nonresidential	1,063	24.6	43.6	1,061	29.1	37.5	1,125	40.0	36.3
Construction	400	9.3	10.5	325	8.9	11.0	160	5.7	12.5
Land	614	14.2	9.6	730	20.0	10.9	286	10.2	9.7
Consumer	296	6.9	8.5	250	6.9	9.1	200	7.1	9.3
Commercial	1,467	34.0	10.8	738	20.2	13.4	762	27.1	11.4
Total allowance for loan losses	$4,316	100.0%	100.0%	$3,649	100.0%	100.0%	$2,813	100.0%	100.0%

	At December 31,
	2008			2007
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One-to-four family	$220	10.1%	21.4%	$185	12.3%	26.9%
Multi-family and nonresidential	871	40.1	36.5	870	57.6	27.4
Construction	185	8.5	13.6	42	2.8	17.6
Land	39	1.8	8.0	40	2.6	9.8
Consumer	135	6.2	9.3	75	5.0	8.6
Commercial	725	33.4	11.2	298	19.7	9.7
Total allowance for loan losses	$2,175	100.0%	100.0%	$1,510	100.0%	100.0%

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

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$3,649	$2,813	$2,175	$1,510	$2,025
Provision (Credit) for loan losses	967	1,334	868	685	(364)
Charge offs:
One-to-four family	18	311	44	22	50
Multi-family and nonresidential	9	-	-	-	108
Construction	32	-	-	-	-
Land	-	-	-	-	-
Consumer	45	124	68	67	85
Commercial	236	91	150	-	-
Total charge-offs	340	526	262	89	243
Recoveries:
One-to-four family	-	4	-	2	13
Multi-family and nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	10
Consumer	8	12	13	41	24
Commercial	32	12	19	26	45
Total recoveries	40	28	32	69	92
Net charge-offs	300	498	230	20	151
Allowance for loan losses at end of period	$4,316	$3,649	$2,813	$2,175	$1,510
Allowance for loan losses to nonperforming loans	154.81%	122.20%	200.50%	262.00%	180.62%
Allowance for loan losses to total loans outstanding at the end of the period	1.64%	1.51%	1.31%	1.22%	1.28%
Net charge-offs to average loans outstanding during the year	0.12%	0.22%	0.12%	0.01%	0.14%

Capital and Liquidity.

Capital.  At December 31, 2011, shareholders’ equity totaled $66.5 million compared to $66.7 million at December 31, 2010. In addition to net income of $1.9 million, other significant changes in shareholders’ equity during 2011 included $923,000 of dividends paid, and $611,000 related to our ESOP share release. The change in the accumulated other comprehensive income component of shareholders’ equity totaled a net, after-tax, unrealized gain of $189,000 at December 31, 2011 compared to a net, after-tax, unrealized gain of $119,000 at December 31, 2010. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, defined benefit post-retirement benefit plans and effective cash flow hedges do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company paid quarterly cash dividends of $0.05 per common share during each of the four quarters of 2011.  The dividend payout ratios, representing dividends per share divided by diluted earnings per share for the years ended December 31, 2011 and 2010 were 45.5% and 51.3%, respectively.  The dividend payout is continually reviewed by management and the Board of Directors.

The Company’s board of directors has authorized five stock repurchase programs.  The stock repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders.  Under the first stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares or 5.0%, of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The first stock repurchase program was completed during the first quarter of 2010.  On March 4, 2010, a second repurchase program was approved which authorized the repurchase of up to 252,319 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The second stock repurchase program was completed during the third quarter of 2010.  On June 9, 2010, a third repurchase program was approved which authorized the repurchase of up to 240,524 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The third quarter stock repurchase program was completed during the fourth quarter of 2011. On November 17, 2010, a fourth repurchase program was approved which authorized the repurchase of up to 231,624 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  On February 15, 2012, a fifth repurchase program was approved which authorized the repurchase of up to 220,706 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.  Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The amount of dividends that the Bank may declare and pay to the Company is limited under applicable Tennessee law and the regulations of the TDFI.  On a stand-alone basis, the Company had liquid assets of approximately $9.9 million at December 31, 2011.

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

For the year ended December 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments.  At December 31, 2011, we had $2.4 million in loan commitments outstanding, $31.0 million in unused commercial lines of credit (including unadvanced portions of construction loans) and $11.3 million in unused open-end consumer lines of credit. Certificates of deposit due within one year of December 31, 2011 totaled $47.9 million, or 68.3% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations.  The following table presents certain of our contractual obligations as of December 31, 2011.

	0 – 1	1 – 3	3 – 5	Over 5
	Year	Years	Years	Years	Total
	(Dollars in thousands)
Deposits without stated maturity	$ 162,422	$ -	$ -	$ -	$ 162,422
Certificates of deposit	47,886	21,458	818	-	70,162
Operating leases	-	10	-	-	10
Purchase obligations	1,160	1,849	251	369	3,629
Long-term debt - Federal Home Loan Bank	-	-	13,000	-	13,000
Long-term debt - other banks	10,000	10,000	-	15,000	35,000
Total contractual obligations	$ 221,468	$ 33,317	$ 14,069	$ 15,369	$ 284,223

Regulatory Capital Management. We are subject to various regulatory capital requirements administered by our regulators, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011 and 2010, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See Item 1, “Business—Regulation and Supervision,” and note 12 to the consolidated financial statements beginning on page F-1 of this annual report.

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

Net Portfolio Value Analysis

At December 31, 2011, the Bank used a net portfolio value analysis prepared by the Office of the Comptroller of the Currency, the Bank’s former regulator, to review the level of the Bank’s interest rate risk.  This analysis measures interest rate risk by capturing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

The following table, which is based on information that the Bank provided to the Office of the Comptroller of the Currency, presents the change in the Bank’s net portfolio value at December 31, 2011 that would occur in the event of an immediate change in interest rates based on the Office of the Comptroller of the Currency assumptions, with no effect given to any steps the Bank might take to counteract that change.

		Net Portfolio Value			Net Portfolio Value as a % of
		(Dollars in thousands			Portfolio Value of Assets
Basis Point (“bp”)
Change in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	$59,256	$(2,581)	(4)%	15.90%	(35)	bp
+200	bp	61,431	(407)	(1)	16.33	8	bp
+100	bp	62,027	189	-	16.37	12	bp
+50	bp	61,768	(69)	-	16.27	2	bp
0	bp	61,837	-	-	16.25	-	bp
-50	bp	60,645	(1,192)	(2)	15.95	(31)	bp
-100	bp	59,793	(2,044)	(3)	15.73	(52)	bp

The Office of the Comptroller of the Currency used various assumptions in assessing interest rate risk.  These assumptions relate to interest rates, loan repayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis over the life of the asset.  Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.  Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans and mortgage-backed securities held by the Bank, rising or falling interest rates have a significant impact on the prepayment speeds of the Bank’s earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  The Bank’s asset sensitivity would be reduced if repayments slow and vice versa.  While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES

 (a)   Evaluation of disclosure controls and procedures.    The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

(b)   Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2011, of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

(c)   Changes in Internal Control Over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of First Advantage Bancorp., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of First Advantage Bancorp, see Part I, Item 1, “Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning First Advantage Bancorp’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.firstadvantagebanking.com.

Item 11.     EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners
Information required by this Item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)           Security Ownership of Management

Information required by this Item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(c)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
2008 Executive Incentive Plan - options	364,639	$10.29	102,419
2008 Executive Incentive Plan - restricted stock	58,124	-	54,099
Total plans approved by stockholders	422,763	$10.29	156,518
Total plans not approved by stockholders	-	$-	-
Total equity compensation plans	422,763	$10.29	156,518
See further discussion in note 14 of the Consolidated Financial Statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

          For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

          For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.           Description

3.1	Charter of First Advantage Bancorp (1)
3.2	Bylaws of First Advantage Bancorp (1)
4.1	Form of Stock Certificate of First Advantage Bancorp (1)
10.1	Employment Agreement by and between First Advantage Bancorp and Earl O. Bradley, III, dated November 29, 2007* (2)
10.2	Employment Agreement by and between First Advantage Bank and Earl O. Bradley, III, dated November 29, 2007* (2)
10.3	Employment Agreement by and between First Advantage Bancorp and John T. Halliburton, dated November 29, 2007* (2)
10.4	Employment Agreement by and between First Advantage Bank and John T. Halliburton, dated November 29, 2007* (2)
10.8	Employment Agreement by and between First Advantage Bank and Jon R. Clouser, dated November 29, 2007* (2)
10.9	First Advantage Bancorp 2008 Equity Incentive Plan* (3)
11.1	Statement re: computation of per share earnings (incorporated by reference to financial statements referenced in Item 8 of this Annual Report on Form 10-K).
21.1	Subsidiaries
23.1	Consent of HORNE LLP
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extenible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements**

_________________________________________________________________________
*	Management contract or compensatory plan, contract or arrangement
**	Furnished, not filed.
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

FIRST ADVANTAGE BANCORP

Date: March 8, 2012	By: /s/ Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Earl O. Bradley, III	Chief Executive Officer and Director	March 8, 2012
Earl O. Bradley, III	(principal executive officer)

/s/ Bonita H. Spiegl	Chief Financial Officer and Secretary	March 8, 2012
Bonita H. Spiegl	(principal accounting and financial officer)

/s/ William G. Beach	Director	March 8, 2012
William G. Beach

/s/ Vernon M. Carrigan	Director	March 8, 2012
Vernon M. Carrigan

/s/ Robert E. Durrett, III	Director	March 8, 2012
Robert E. Durrett, III

/s/ John T. Halliburton	President and Director	March 8, 2012
John T. Halliburton

/s/ William Lawson Mabry	Director	March 8, 2012
William Lawson Mabry

/s/ William H. Orgain	Director	March 8, 2012
William H. Orgain

/s/ Michael E. Wallace	Director	March 8, 2012
Michael E. Wallace

/s/ David L. Watson	Director	March 8, 2012
David L. Watson