Form 10-Q
period 2012-03-31
First Advantage Bancorp
filed 2012-05-11
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of May 11, 2012 was 4,326,535.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$3,924	$7,651
Interest-bearing demand deposits with banks	10,850	1,680
Federal funds sold	3,075	1,425
Cash and cash equivalents	17,849	10,756

Available-for-sale securities, at fair value	70,165	70,279
Loans held for sale	1,672	5,509
Loans, net of allowance for loan losses of $4,314 and $4,316 at March 31, 2012 and December 31, 2011, respectively	257,167	259,534
Premises and equipment, net	7,407	7,504
Other real estate owned and repossessed assets	2,087	1,923
Federal Home Loan Bank stock	2,988	2,988
Accrued interest receivable	1,382	1,571
Income taxes refundable	1,965	2,789
Deferred tax asset	2,166	1,927
Other assets	1,652	1,369
Total assets	$366,500	$366,149

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$24,474	$28,062
Savings, checking and money market	134,412	134,360
Time certificates	83,727	70,162
Total deposits	242,613	232,584

Short-term borrowings	7,949	14,676
Federal Home Loan Bank advances	13,000	13,000
Long-term debt	35,000	35,000
Other liablilities	1,982	4,414
Total liabilities	300,544	299,674
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at March 31, 2012 or December 31, 2011	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 4,360,335 shares issued and 3,939,460 outstanding at March 31, 2012 and 4,459,135 shares issued and 4,038,260 outstanding at December 31, 2011	44	45
Additional paid-in-capital	43,470	44,579
Common stock held by:
Nonqualified Deferred Compensation Plan	(1,847)	(1,845)
Employee Stock Ownership Plan	(2,860)	(2,860)
2008 Equity Incentive Plan	(1,107)	(1,107)
Retained earnings	25,603	24,900
Accumulated other comprehensive income	2,653	2,763
Total shareholders' equity	65,956	66,475
Total liabilities and shareholders' equity	$366,500	$366,149

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended
	March 31,
	2012	2011
Interest and dividend income
Loans	$3,829	$3,527
Investment securities	662	777
Other	65	66
Total interest and dividend income	4,556	4,370
Interest expense
Deposits	457	591
Borrowings	432	438
Total interest expense	889	1,029
Net interest income	3,667	3,341
Provision for loan losses	227	255
Net interest income after provision for loan losses	3,440	3,086
Non-interest income
Service charges on deposit accounts and other fees	298	282
Loan servicing and other fees	38	17
Net gains on sales of mortgage loans held for sale	205	207
Net realized gain on sales of available-for-sale securities	474	-
Insurance and brokerage commissions	23	26
Other	6	47
Total non-interest income	1,044	579
Non-interest expense
Salaries and employee benefits	1,542	1,732
Net occupancy expense	159	166
Equipment expense	162	187
Data processing fees	261	223
Professional fees	165	184
Marketing expense	80	76
Supplies and communication	92	72
Loan collection and repossession expense	15	-
Other	480	477
Total non-interest expense	2,956	3,117
Income before income taxes	1,528	548
Provision for income taxes	603	190
Net income	$925	$358
Per common share:
Basic net income per common share	$0.23	$0.09
Diluted net income per common share	$0.22	$0.08
Dividends declared per common share	$0.05	$0.05
Basic weighted average common shares outstanding	3,998,329	4,107,813
Diluted weighted average common shares outstanding	4,236,410	4,260,723

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Other Comprehensive Income
(Dollars in thousands)

	Three months ended
	March 31,
	2012	2011

Net income	$925	$358

Unrealized gains on available-for-sale securities	(653)	105
Less reclassification adjustment for realized gains included in income	(474)	-
Other comprehensive gains, before tax effect	(179)	105
Tax (benefit) expense	(69)	40
Other comprehensive (loss) income	(110)	65
Comprehensive income	$815	$423
See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Shareholders' Equity
Three Months Ended March 31, 2012 and 2011
(Dollars in thousands, except share and per share amounts)
					Common	Accumulated
			Additional		Stock	Other	Total
	Common Stock		Paid-in	Retained	Acquired by	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2011	4,632,494	$46	$46,626	$23,923	$(6,442)	$2,574	$66,727
Comprehensive income, net of tax:
Net income			-	358	-	-	358
Change in unrealized appreciation of available-for-sale securities, net of tax		-		-	-	65	65
Dividends paid ($0.05 per common share)		-		(234)	-	-	(234)
Purchase of shares by employee benefit plans			29	-	(29)	-	-
Stock-based compensation			298	-	-	-	298
Balance at March 31, 2011	4,632,494	$46	$46,953	$24,047	$(6,471)	$2,639	$67,214

Balance at January 1, 2012	4,459,135	$45	$44,579	$24,900	$(5,812)	$2,763	$66,475
Comprehensive income, net of tax:
Net income		-	-	925	-	-	925
Change in unrealized appreciation of available-for-sale securities, net of tax						(110)	(110)
Treasury stock purchase/retire	(98,800)	(1)	(1,273)	-			(1,274)
Dividends paid ($0.05 per common share)		-	-	(222)	-	-	(222)
Purchase of shares by employee benefit plans			2	-	(2)	-	-
Stock-based compensation		-	162	-	-	-	162
Balance at March 31, 2012	4,360,335	$44	$43,470	$25,603	$(5,814)	$2,653	$65,956

See accompanying notes to unaudited condensed financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Three Months Ended
	March 31,
	2012	2011
Operating activities
Net income	$925	$358
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	227	255
Depreciation, amortization and accretion	235	201
Deferred income taxes	(170)	-
Funding of mortgage loans held for sale	(8,055)	(8,699)
Proceeds from sales of mortgage loans held for sale	12,097	10,822
Net gains on sales of mortgage loans held for sale	(205)	(207)
Net gains on sale of available-for-sale securities	(474)	-
Stock-based compensation	162	298
Decrease in other assets	(23)	(3,171)
Decrease in other liabilities	(1,608)	(36)
Net cash provided by (used in) operating activities	3,111	(179)

Investing activities
Proceeds from maturities of other investments	-	1,494
Purchases of securities available for sale	(7,481)	-
Proceeds from call/maturities and repayments of securities available-for-sale	7,093	5,271
Proceeds from sales of securities available-for-sale	474	-
Net decrease (increase) in loans	2,140	(997)
Purchases of premises and equipment	(50)	(141)
Proceeds from sale of other real estate owned and repossessed assets	-	13
Net cash provided by investing activities	2,176	5,640

Financing activities
Net (decrease) increase in demand deposits, savings, checking and money market accounts	(3,536)	4,188
Net increase (decrease) in time deposits	13,565	(4,693)
Net decrease in short-term borrowings	(6,727)	(790)
Cash paid for dividends	(222)	(234)
Stock repurchased/retired - repurchase program	(1,274)	-
Net cash provided by (used in) financing activities	1,806	(1,529)
Increase in cash and cash equivalents	7,093	3,932
Cash and cash equivalents, beginning of period	10,756	7,788
Cash and cash equivalents, end of period	$17,849	$11,720
Supplemental cash flow information:
Other real estate owned acquired through foreclosure of real estate loans	138	-
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”), First Advantage Bank (the “Bank”) and the Bank’s subsidiaries.  First Advantage Bank is a Tennessee chartered commercial bank, formerly known as First Federal Savings Bank, originally founded in 1953 and is headquartered in Clarksville, Tennessee.  The Company uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein relates primarily to the Bank.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for reporting the interim periods have been included.    The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the United States Securities and Exchange Commission (the “SEC”) on March 9, 2012.

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

NOTE 2 – RECENT ACCOUNTING UPDATES

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosures.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011.  In connection with the adoption of ASU No. 2011-12, in the first quarter of 2012, the company presented condensed consolidated statements of other comprehensive income in the accompanying financial statements.

NOTE 3 – EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were vested during the period.  The weighted average  common shares outstanding equals the gross number of common shares issued less unallocated shares held by the First Advantage Bank Employee Stock Ownership Plan (“ESOP”), nonvested restricted stock awards under the Company’s 2007 Deferred Compensation Plan and nonvested restricted stock awards under the Company’s 2008 Equity Incentive Plan.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares to be issued include any restricted shares authorized under the Company’s 2007 Deferred Compensation Plan and the 2008 Equity Incentive Plan.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for diluted EPS calculations as they are committed to be released.

Basic and diluted earnings per share are computed as follows:

(Dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2012	2011
Net income	$925	$358

Weighted-average shares - Basic EPS	3,998,329	4,107,813
Weighted-average restricted shares -
2007 Deferred Compensation Plan	-	12,007
2008 Equity Incentive Plan	124,115	43,327
Weighted-average shares -
ESOP committed to be released - diluted EPS	113,966	97,576
Weighted-average shares - Diluted EPS	4,236,410	4,260,723
Basic earnings per common share	$0.23	$0.09
Diluted earnings per common share	$0.22	$0.08

NOTE 4 –LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

The Company’s primary lending activity is the origination of loans secured by real estate.  The Company originates one-to-four family mortgage loans, multi-family loans, nonresidential real estate loans, commercial business loans and construction loans.  To a lesser extent, we also originate land loans and consumer loans.

The following table summarizes the composition of our total net loans receivable at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$45,532	17.4%	$44,813	17.0%
Multi-family	17,218	6.6	16,695	6.3
Nonresidential	98,543	37.7	98,278	37.3
Construction loans:
One-to-four family	18,875	7.2	18,618	7.1
Multi-family	2,977	1.2	2,357	0.9
Nonresidential	7,095	2.7	6,753	2.5
Land loans	24,888	9.5	25,409	9.6
Total real estate loans	215,128	82.3	212,923	80.7

Consumer:
Home equity loans and lines of credit	18,595	7.1	19,722	7.5
Auto loans	468	0.2	429	0.2
Deposit loans	371	0.2	321	0.1
Overdrafts	31	-	77	-
Other	2,359	0.9	1,828	0.7
Total consumer loans	21,824	8.4	22,377	8.5

Commercial loans	24,408	9.3	28,462	10.8

Total loans	261,360	100.0%	263,762	100.0%
Allowance for loan losses	(4,314)		(4,316)
Net deferred loan costs	121		88
Loans receivable, net	$257,167		$259,534

The following table sets forth certain information at March 31, 2012 and December 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At March 31, 2012

	One- to	Multi-family and Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$11,154	$19,260	$26,915	$7,945	$12,295	$12,588	$90,157
More than one year to three years	9,261	50,910	2,032	13,216	1,536	5,680	82,635
More than three years to five years	11,357	41,551	-	3,252	806	3,309	60,275
More than five years to fifteen years	7,793	4,040	-	475	7,187	2,831	22,326
More than fifteen years	5,967	-	-	-	-	-	5,967
Total	$45,532	$115,761	$28,947	$24,888	$21,824	$24,408	$261,360

	At December 31, 2011

	One- to	Multi-family and Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$9,942	$12,231	$25,977	$14,289	$11,637	$17,041	$91,117
More than one year to three years	10,457	56,586	1,751	7,610	1,645	7,651	85,700
More than three years to five years	11,244	40,319	-	3,032	1,011	3,448	59,054
More than five years to fifteen years	6,675	5,837	-	478	8,084	322	21,396
More than fifteen years	6,495	-	-	-	-	-	6,495
Total	$44,813	$114,973	$27,728	$25,409	$22,377	$28,462	$263,762

The following tables set forth the dollar amount of all loans at March 31, 2012 that are due after March 31, 2013, and at December 31, 2011 that are due after December 31, 2012, and have either fixed interest rates or floating or adjustable interest rates:

As of March 31, 2012		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$33,456	$922	$34,378
Multi-family and nonresidential	87,838	8,663	96,501
Construction	214	1,818	2,032
Land	3,003	13,940	16,943
Consumer	2,938	6,591	9,529
Commercial	10,344	1,476	11,820
Total	$137,793	$33,410	$171,203

As of December 31, 2011		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$33,873	$998	$34,871
Multi-family and nonresidential	93,484	9,258	102,742
Construction	213	1,538	1,751
Land	3,045	8,076	11,121
Consumer	3,293	7,446	10,739
Commercial	10,061	1,360	11,421
Total	$143,969	$28,676	$172,645

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate.  When market rates rise the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Nonperforming Assets

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are placed on non-accrual status when, in management’s opinion, the borrower is unable to meet payment obligations, which typically occurs when principal and interest payments are 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest income.  Typically, payments received on a non-accrual loan are first applied to the outstanding principal balance.  At March 31, 2012 and December 31, 2011, non-accruing loans were $2.6 million and $2.8 million, respectively.  Had non-accrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $77,000 for the first three months of 2012.  No interest income was recognized on non-accrual loans on a cash basis during the first three months of 2012 or during 2011.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

Nonperforming Assets	At March 31,	At December 31,
	2012	2011
	(Dollars in thousands)

Non-accrual loans:
One- to four-family	$1,580	$2,135
Multi-family and nonresidential	-	-
Construction	292	-
Land	-	-
Consumer	209	254
Commercial	561	399
Total	2,642	2,788

Accruing loans past due 90 days or more:
One- to four-family	-	-
Multi-family and nonresidential	-	-
Construction	-	-
Land	-	-
Consumer	-	-
Commercial	-	-
Total	-	-
Total of non-accrual and 90 days or	2,642	2,788
more past due loans

Real estate owned	1,555	1,391
Other nonperforming assets	-	-
Total nonperforming assets	$4,197	$4,179

Total nonperforming loans to total loans	1.01%	1.06%
Total nonperforming loans to total assets	0.72%	0.76%
Total nonperforming assets to total assets	1.15%	1.14%

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

At March 31, 2012, our allowance for loan losses represented 1.7% of total gross loans and 163.3% of nonperforming loans.  At December 31, 2011, our allowance for loan losses represented 1.6% of total gross loans and 154.8% of nonperforming loans.  The allowance for loan losses decreased $2,000 at March 31, 2012, as compared to December 31, 2011, due to $238,000 in charge offs during the first quarter of 2012 which were partially offset by $227,000 in allowance provision and $9,000 in recoveries from charged off loans during the first quarter of 2012.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At March 31,			At December 31,
	2012			2011
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)			(Dollars in thousands)
One-to-four family	$404	9.4%	17.4%	$476	11.0%	17.0%
Multi-family and nonresidential	1,111	25.7	44.3	1,063	24.6	43.6
Construction	400	9.3	11.1	400	9.3	10.5
Land	641	14.9	9.5	614	14.2	9.6
Consumer	252	5.8	8.4	296	6.9	8.5
Commercial	1,506	34.9	9.3	1,467	34.0	10.8
Total allowance for loan losses	$4,314	100.0%	100.0%	$4,316	100.0%	100.0%

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

Analysis of Loan Loss Experience

The following table details allowance for loan losses and recorded investment in loans by portfolio segment for the three months ended March 31, 2012 and 2011:

Allowance for Loan Losses and Recorded Investment in Loans
For the Three Months Ended March 31, 2012
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:

Beginning balance	$476	$1,063	$400	$614	$296	$1,467	$-	$4,316
Charge offs	(212)	-	-	-	(11)	(15)	-	$(238)
Recoveries	-	6	-	-	1	2	-	$9
Provision (Credit)	140	42	-	27	(34)	52	-	$227
Ending balance	$404	$1,111	$400	$641	$252	$1,506	$-	$4,314

Ending balance individually evaluated for impairment	$50	$-	$-	$-	$-	$379	$-	$429

Ending balance collectively evaluated for impairment	$354	$1,111	$400	$641	$252	$1,127	$-	$3,885

Loans:

Ending balance	$45,532	$115,761	$28,947	$24,888	$21,824	$24,408	$-	$261,360

Ending balance individually evaluated for impairment	$907	$234	$-	$-	$160	$800	$-	$2,101

Ending balance collectively evaluated for impairment	$44,625	$115,527	$28,947	$24,888	$21,664	$23,608	$-	$259,259

Allowance for Loan Losses and Recorded Investment in Loans
For the Three Months Ended March 31, 2011
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:

Beginning balance	$545	$1,061	$325	$730	$250	$738	$-	$3,649
Charge offs	-	-	-	-	(5)	-	-	(5)
Recoveries	-	-	-	-	3	9	-	12
Provision (Credit)	21	(71)	-	(49)	2	352	-	255
Ending balance	$566	$990	$325	$681	$250	$1,099	$-	$3,911

Ending balance individually evaluated for impairment	$216	$-	$-	$71	$-	$238	$-	$525

Ending balance collectively evaluated for impairment	$350	$990	$325	$610	$250	$861	$-	$3,386

Loans:

Ending balance	$44,248	$94,357	$29,411	$25,998	$22,080	$26,810	$-	$242,904

Ending balance individually evaluated for impairment	$501	$249	$-	$292	$160	$748	$-	$1,950

Ending balance collectively evaluated for impairment	$43,747	$94,108	$29,411	$25,706	$21,920	$26,062	$-	$240,954

The following table shows credit quality indicators at March 31, 2012 and December 31, 2011:

Credit Quality Indicators as of March 31, 2012
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$42,568	$111,552	$28,090	$22,142	$21,470	$23,208	$249,030
Special mention	836	1,386	137	167	156	464	3,146
Substandard	2,128	2,823	720	2,579	198	525	8,973
Doubtful	-	-	-	-	-	211	211
Total	$45,532	$115,761	$28,947	$24,888	$21,824	$24,408	$261,360

Credit Quality Indicators as of December 31, 2011
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$41,534	$111,213	$26,403	$25,195	$21,971	$27,353	$253,669
Special mention	840	1,398	137	168	163	472	3,178
Substandard	2,439	2,362	1,188	46	243	426	6,704
Doubtful	-	-	-	-	-	211	211
Total	$44,813	$114,973	$27,728	$25,409	$22,377	$28,462	$263,762

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

Loans assigned a grade of “Substandard” characteristics include, but are not limited to, the following:  payment default and/or loss is possible but not yet probable, cash flow is insufficient to service debt, there is a likelihood that the collateral will have to be liquidated and/or the guarantor will be called upon to repay the debt, collateral coverage is marginal or nonexistent, guarantor has limited outside worth and is highly leveraged, management of the borrower has no prior experience with similar activities, capital base is weak and insufficient to absorb continuing losses and industry outlook is generally negative with reasonable expectations of a turnaround within 18 to 24 months.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2012.

Credit risk by payment activity

Loans that do not receive an internally assigned grade are separated into two categories: performing and nonperforming. Performing loans are generally abiding by the terms of their loan contract and are less than 90 days past due. Loans are deemed nonperforming typically when they reach nonaccrual status or are 90 days past due or greater. The information presented by payment activity is updated as of March 31, 2012 based upon past due status as of that date.

The following table shows an aging analysis of past due loans as of the dates indicated:

Age Analysis of Past Due Loans
As of March 31, 2012
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$935	$412	$1,065	$2,412	$43,120	$45,532	$-
Multifamily/nonresidential	-	-	-	-	115,761	115,761	-
Construction	-	-	291	291	28,656	28,947	-
Land	-	-	-	-	24,888	24,888	-
Consumer and other	138	8	160	306	21,518	21,824	-
Commercial	179	24	561	764	23,644	24,408	-
Total	$1,252	$444	$2,077	$3,773	$257,587	$261,360	$-

Age Analysis of Past Due Loans
As of December 31, 2011
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$889	$172	$1,300	$2,361	$42,452	$44,813	$-
Multifamily/nonresidential	-	237	-	237	114,736	114,973	-
Construction	292	-	-	292	27,436	27,728	-
Land	-	-	-	-	25,409	25,409	-
Consumer and other	303	23	159	485	21,892	22,377	-
Commercial	269	189	385	843	27,619	28,462	-
Total	$1,753	$621	$1,844	$4,218	$259,544	$263,762	$-

The following tables set forth details regarding impaired loans as of the periods indicated:

Impaired Loans
For the Three Months Ended March 31, 2012
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Blance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$700	$868	$-	$858	$-
Multifamily/nonresidential	234	234	-	235	7
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	160	201	-	160	-
Commercial	165	230	-	166	-
Subtotal	1,259	1,533	-	1,419	7

With an allowance recorded:
One-to-four family	207	207	50	207	-
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	-	-	-	-	-
Commercial	635	655	379	637	7
Subtotal	842	862	429	844	7

Total:
One-to-four family	907	1,075	50	1,065	-
Multifamily/nonresidential	234	234	-	235	7
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	160	201	-	160	-
Commercial	800	885	379	803	7
Total	$2,101	$2,395	$429	$2,263	$14

Impaired Loans
For the Twelve Months Ended December 31, 2011
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Blance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$-	$-	$-	$-	$-
Multifamily/nonresidential	237	237	-	237	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	-	-	-	-	-
Commercial	166	218	-	166	-
Subtotal	403	455	-	403	-

With an allowance recorded:
One-to-four family	655	655	50	659	28
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	203	203	117	204	7
Commercial	655	675	394	596	22
Subtotal	1,513	1,533	561	1,459	57

Total:
One-to-four family	655	655	50	659	28
Multifamily/nonresidential	237	237	-	237	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	203	203	117	204	7
Commercial	821	893	394	762	22
Total	$1,916	$1,988	$561	$1,862	$57

No interest was recognized on impaired loans on a cash basis during the three month period ended March 31, 2012 or the year ended December 31, 2011.

Troubled Debt Restructurings

The following table sets forth information about modifications which were considered troubled debt restructurings (“TDRs”) as of March 31, 2012 and December 31, 2011.

Modifications
As of March 31, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168	$162
Consumer and other	1	40	40
Commercial	2	237	224
Total	4	$445	$426

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168
Consumer and other	-	-
Commercial	-	-

Modifications
As of December 31, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168	$165
Consumer and Other	1	40	40
Commercial	2	237	231
Total	4	$445	$436

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168
Consumer and other	-	-
Commercial	-	-

For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices.  If current valuations are lower than the current book balance of the credit, the negative differences are reviewed and, if deemed appropriate, charged-off.  If a charge-off is not deemed appropriate, a specific reserve is established for the individual loan in question.  The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $0 at both March 31, 2012 and 2011. Loans characterized as TDRs totaled $426,000 at March 31, 2012, compared to $436,000 at December 31, 2011.  The TDR total of $426,000 and $436,000 at March 31, 2012 and December 31, 2011, respectively, is comprised of four performing loans.  One is comprised of a single commercial real estate loan, which was identified as a TDR at December 31, 2011 and March 31, 2012.  Another TDR consists of one single family residential loan in the amount of $162,000.  This loan was reported to be in foreclosure eligibility status at December 31, 2011; however, during the first quarter of 2012 the loan was brought current by the customer and foreclosure proceedings were ceased.  Management continues to monitor the status of this loan. The remaining TDRs consist of one consumer loan and one commercial loan which total $99,000 and both are paying as agreed under the restructured terms.

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

March 31, 2012
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,682	$1,283	$-	$5,965
U. S. Government agencies and corporations	11,481	1	(133)	11,349
Mortgage-backed securities	36,950	2,625	-	39,575
Collateralized mortgage obligations	2,579	33	-	2,612
State and political subdivisions	10,173	491	-	10,664
Corporate debt securities	-	-	-	-
Total	$65,865	$4,433	$(133)	$70,165

December 31, 2011
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,692	$1,383	$-	$6,075
U. S. Government agencies and corporations	8,000	22	-	8,022
Mortgage-backed securities	40,097	2,799	-	42,896
Collateralized mortgage obligations	2,611	-	(121)	2,490
State and political subdivisions	10,163	463	(7)	10,619
Corporate debt securities	2	175	-	177
Total	$65,565	$4,842	$(128)	$70,279

Contractual maturities of debt securities at March 31, 2012 are set forth in the table below.  Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	March 31, 2012
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Within one year	$-	$-
One to five years	5,698	7,079
Five to 10 years	4,009	4,238
After 10 years	19,208	19,273
	28,915	30,590
Mortgage-backed securities	36,950	39,575
Total	$65,865	$70,165

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of the dates indicated.

	March 31, 2012
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$10,848	$(133)	$-	$-	$10,848	$(133)
Total	$10,848	$(133)	$-	$-	$10,848	$(133)

	December 31, 2011
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
Collateralized mortgage obligations	$2,490	$(121)	$-	$-	$2,490	$(121)
State and political subdivisions	766	(7)	-	-	766	(7)
Total	$3,256	$(128)	$-	$-	$3,256	$(128)

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

Fair Value of Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

March 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U. S. Treasury	$5,965	$5,965	$-	$-
U. S. Government	11,349	-	11,349	-
Mortgage-backed securities	39,575	-	39,575	-
Collateralized mortgage obligations	2,612	-	2,612	-
State and political subdivisions	10,664	-	10,664	-

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities:
U.S. Treasury	$6,075	$6,075	$-	$-
U.S. Government agencies	8,022	-	8,022	-
Mortgage-backed securities	42,896	-	42,896	-
Collateralized mortgage obligations	2,490	-	2,490	-
State and political subdivisions	10,619	-	10,619	-
Corporate debt securities	177	-	-	177

Activity in assets measured using Level 3 inputs during the year was as follows:
Balance, January 1, 2011	$57
Paydowns	(55)
Unrealized gains included in other comprehensive income	175
Balance, December 31, 2011	$177

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically result from the application of lower of cost or market accounting or a write-down occurring during the period.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2012 and December 31, 2011.

March 31, 2012	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Three Months Ended March 31, 2012
(Dollars in thousands)
Impaired loans	--	--	$842	$(90)

December 31, 2011	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Twelve Months Ended December 31, 2011
(Dollars in thousands)
Impaired loans	--	--	$1,513	$(561)
Other real estate owned	--	--	1,391	(38)

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Mortgage Loans Held For Sale
Mortgage loans held for sale are carried at the lower of cost or fair value.  They consist of residential mortgage loans held for sale that are valued based on traded market value of similar assets where available and/or discounted cash flows at market interest rates. They are recorded at cost in the consolidated balance sheets at March 31, 2012 and December 31, 2011.

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

The year-end estimated fair values of financial instruments were as follows for the dates indicated:

	At March 31, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$17,849	$17,849	$10,756	$10,756
Available-for-sale securities	70,165	70,165	70,279	70,279
Loans held for sale	1,672	1,672	5,509	5,509
Loans, net of allowance for loan losses	257,167	260,244	259,534	262,715
FHLB stock	2,988	2,988	2,988	2,988
Forward sale commitments	-	-	(2)	(2)

Financial liabilities
Deposits	$242,613	$242,897	$232,584	$232,841
Securities sold under agreement to repurchase	7,949	7,949	4,176	4,176
FHLB advances	13,000	13,796	23,500	24,329
Other borrowings	35,000	37,478	35,000	37,478
Interest rate lock commitments	(1)	(1)	(1)	(1)

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

Federal Home Loan Bank Advances and Other Long-term Debt

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes appearing in Part I, Item 1 of this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012.

Forward-Looking Statements.

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies, and expectations of First Advantage Bancorp. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in First Advantage Bank’s market area, changes in real estate market values in First Advantage Bank’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform.

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At March 31, 2012, the Company had total assets of $366.5 million, deposits of $242.6 million and shareholders’ equity of $66.0 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

Recent Developments.

On February 2, 2012, as previously announced, the Bank completed its conversion from a federally chartered savings bank to a Tennessee-chartered commercial bank.  On the same date, the Company also completed its conversion from a savings and loan holding company to a bank holding company.  The Bank is now regulated by the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) is the federal regulator for the Company.

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

Other-than-temporary Impairment of Securities.  Investments that we currently own could suffer declines in fair value that are other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an other-than-temporary impairment on investments.  We did not record any other-than-temporary impairment of securities during the first three months of 2012.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total Assets. At March 31, 2012, total assets were $366.5 million, an increase of $351,000, compared to $366.1 million at December 31, 2011.

Cash and Cash Equivalents. Cash and cash equivalents were $17.8 million at March 31, 2012 compared to $10.8 million at December 31, 2011.  The increase was primarily due to interest-bearing demand deposits with banks which were $10.9 million at March 31, 2012, compared to $1.7 million at December 31, 2011.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions.  Total securities decreased slightly from $70.3 million at December 31, 2011 to $70.2 million at March 31, 2012.

Loans.  Net loans were $257.2 million, a decrease of $2.4 million, or 0.9% at March 31, 2012 compared to $259.5 million as of December 31, 2011.  Our primary lending activity is the origination of loans secured by real estate, which grew to $215.1 million at March 31, 2012 compared to $212.9 million as of December 31, 2011.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Allowance for Loan Losses.  The allowance for loan losses remained unchanged at $4.3 million for the comparable periods ending March 31, 2012 and December 31, 2011.

There was a 20.9% increase in the level of classified assets from $11.5 million at December 31, 2011 to $13.9 million at March 31, 2012 primarily related to the land portfolio.  Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves have been established to account for the increased credit risk of these assets.

Deposits. Total deposits increased by $10.0 million, or 4.3% to $242.6 million at March 31, 2012 compared to $232.6 million as of December 31, 2011.  The increase was primarily due to higher balances in time certificates accounts which totaled $83.7 million at March 31, 2012, as compared to a total of $70.2 million at December 31, 2011.

Borrowings.   Total borrowings with other banks remained unchanged and totaled $35.0 million at both March 31, 2012 and at December 31, 2011.  FHLB advances also remained unchanged and totaled $13.0 million at both March 31, 2012 and December 31, 2011.   Securities sold under agreements to repurchase totaled $7.9 million as of March 31, 2012 compared to $4.2 million as of December 31, 2011.

Other Liabilities.  Total other liabilities decreased by $2.4 million, or 55.1% to $2.0 million at March 31, 2012 compared to $4.4 million at December 31, 2011.

Shareholders’ Equity.  Total shareholders’ equity decreased slightly to $66.0 million as of March 31, 2012, compared to $66.5 million as of December 31, 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General.  Net income for the three months ended March 31, 2012 was $925,000, an increase of 158.4% compared to net income of $358,000 for the three months ended March 31, 2011.  The increase was primarily due to an increase of $465,000 in total non-interest income for the three months ended March 31, 2012 and a $354,000 increase in net interest income after provision for loan losses for the three months ended March 31, 2012.  First quarter results were positively impacted by a gain of $474,000 ($293,000 after tax) from the sale of available-for-sale securities related to investments in pooled trust preferred securities (“PreTSLs”).

Net Interest Income.  Net interest income increased $326,000, or 9.8%, to $3.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Total interest income increased $186,000, or 4.3% to $4.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest income on loans increased by 8.6% to $3.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as average outstanding loans increased  $22.1 million, or 9.2%, to $261.4 million, while the yield on the portfolio decreased nine basis points from the same period one year ago.

Interest income on investment securities decreased by $115,000, or 14.8%, to $662,000 for the three months ended March 31, 2012 from the same period one year ago as average balances decreased $2.0 million and average yields decreased fifty-seven basis points.  The primary reasons for the decline in average balances during the period was due to calls and maturities of high interest securities, of which, funds were reinvested in similar securities with lower yields and accelerated prepayments on mortgage backed securities due to falling interest rates.

Total interest expense decreased by $140,000 or 13.6% to $889,000 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The average balance of interest-bearing deposits increased 6.2% to $208.3 million for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.  Interest paid on interest-bearing deposits decreased by $134,000, or 22.7%, to $457,000 for the three month period ended March 31, 2012 as the average interest rate paid declined thirty-four basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and on transaction accounts as market rates declined.  The average interest rate paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreements to repurchase, decreased by seventy-three basis points in the first quarter of 2012 as average balances of FHLB advances and other borrowings increased to an average of $22.3 million for the quarter ended March 31, 2012 compared to average balances of $17.9 million for the quarter ended March 31, 2011.  The average balance of long-term borrowings at other banks remained unchanged at $35.0 million for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, as the interest rate paid on the borrowings increased one basis point during the same period.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2012 and 2011.

	Average Balance Sheet for the
	Three Months Ended March 31,
		2012			2011

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS:
Interest-earning assets:
Interest-earning deposits	$5,109	$3	0.24%	$8,513	$11	0.52%
Loans	261,409	3,829	5.89%	239,298	3,527	5.98%
Investment securities	69,745	662	3.82%	71,770	777	4.39%
Other interest-earning assets	5,302	62	4.70%	4,731	55	4.71%
Total interest-earning assets	341,565	4,556	5.36%	324,312	4,370	5.46%

Noninterest-earning assets	16,522			15,475
Total	$358,087			$339,787

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	208,322	457	0.88%	196,197	591	1.22%
FHLB advances and other borrowings	22,254	107	1.93%	17,852	117	2.66%
Long-term borrowings at other banks	35,000	325	3.73%	35,000	321	3.72%
Total interest-bearing liabilities	265,576	889	1.35%	249,049	1,029	1.68%

Noninterest-bearing deposits	23,856			21,674
Other noninterest-bearing liabilities	2,037			2,061
Shareholders' equity	66,618			67,003

Total	$358,087			$339,787

Net Interest Income		$3,667			$3,341

Net Interest Margin			4.32%			4.18%

Interest rate spread			4.01%			3.79%

Average interest-earning assets to
average interest-bearing liabilities			128.61%			130.22%

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

	Three Months Ended
	March 31, 2012 Compared to March 31, 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$3	$(11)	$(8)
Loans	504	(202)	302
Investment securities	255	(370)	(115)
Other interest-earning assets	7	0	7
Total Earning Assets	769	(583)	186

Interest paid on:
Interest bearing deposits	827	(961)	(134)
FHLB advances and other borrowings	(69)	59	(10)
Long-term borrowings at other banks	(3)	7	4
Total Interest-Bearing Liabilities	755	(895)	(140)
Change in Net Interest Income	$14	$312	$326

Provision for Loan Losses.  The Company recorded a provision for loan losses of $227,000 for the three months ended March 31, 2012 compared to a provision of $255,000 for the three months ended March 31, 2011.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.

Non-interest Income. The following table summarizes non-interest income for the three months ended March 31, 2012 and 2011 and the percentage change for each category of income.

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Non-interest Income
Service charges on deposit accounts and other fees	$298	$282	5.67%
Loan servicing and other fees	38	17	123.53
Net gains on sales of mortgage loans held for sale	205	207	(0.97)
Net realized gain on sales of available-for-sale securities	474	-	-
Insurance and brokerage commissions	23	26	(11.54)
Other	6	47	(87.23)
Total non-interest income	$1,044	$579	80.31%

Non-interest income for the three months ended March 31, 2012 increased by $465,000 to a total of $1.0 million compared to $579,000 for the three months ended March 31, 2011.  The increase in total non-interest income for the three months ended March 31, 2012 was primarily due to an increase in the net realized gain on sales of available-for-sale securities of $474,000.  This positive impact to non-interest income was somewhat offset by a decrease in other income of $41,000 at March 31, 2012 compared to March 31, 2011 which was primarily related to the realization of profit on the sale of other real estate owned at March 31, 2011.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended March 31, 2012 and 2011 and the percentage change for each expense category.

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$1,542	$1,732	(10.97)%
Net occupancy expense	159	166	(4.22)
Equipment expense	162	187	(13.37)
Data processing fees	261	223	17.04
Professional fees	165	184	(10.33)
Marketing expense	80	76	5.26
Supplies and communication	92	72	27.78
Loan collection and repossession expense	15	-	-
Other	480	477	0.63
Total non-interest expense	$2,956	$3,117	(5.17)%

Total non-interest expense decreased by $161,000, or 5.2% to $3.0 million for the three months ended March 31, 2012 as compared to the same period in 2011.  The decline was primarily due to a decrease in salaries and employee benefits of $190,000, or 11.0%, to $1.5 million at March 31, 2012 as compared to March 31, 2011 and equipment expense which decreased $25,000, or 13.4%, to $162,000 at March 31, 2012 as compared to the same period in 2011.  These decreases in non-interest expense were partially offset by increases in data processing fees of $38,000 or 17.0%, to $261,000 at March 31, 2012 as compared to March 31, 2011.  Supplies and communication expense also increased $20,000, or 27.8%, during the first quarter of 2012 compared to the first quarter of 2011.

Income Taxes. Income tax expense for the three months ended March 31, 2012 was $603,000 compared to $190,000 for the same period in 2011. The effective income tax rate for the three months ended March 31, 2012 was 39.5% compared to 34.7% for the three months ended March 31, 2011.  The increase in income tax expense for the three months ended March 31, 2012 was primarily due to an increase in taxable income and from changes in permanent differences.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on its operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $17.8 million. Securities classified as available-for-sale, totaling $70.2 million at March 31, 2012, provide additional sources of liquidity. In addition, at March 31, 2012, the Bank’s maximum collateral borrowing capacity was approximately $54.5 million from the Federal Home Loan Bank of Cincinnati and its maximum collateral borrowing capacity through the Discount Window at the Federal Reserve Bank was $43.5 million. At March 31, 2012, the Bank had $13.0 million of Federal Home Loan Bank advances outstanding.  At March 31, 2012, the Bank did not have any advances outstanding through the Discount Window.

At March 31, 2012, the Company (on an unconsolidated basis) had liquid assets of $28.1 million.  These funds are available to pay dividends, repurchase stock and for other general corporate purposes.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories and exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

The following table includes the Bank’s capital ratios as of the dates indicated:

	March 31, 2012	December 31, 2011
Tier 1 Core Capital (to adjusted total assets)	14.43%	13.88%
Tangible Equity Ratio (to tangible assets)	14.43%	13.88%
Tier 1 Risk-Based Capital (to risk-weighted assets)	19.14%	17.96%
Total Risk-Based Capital (to risk-weighted assets)	20.39%	19.03%

Dividends.  The Board of Directors of the Company declared and will pay dividends per common share of $0.05 for the first quarter of 2012.  The dividend payout ratio for the first quarter of 2012, representing dividends per share divided by diluted earnings per share, was 22.7%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the three months ended March 31, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Effects of Inflation and Changing Prices.  The unaudited condensed consolidated interim financial statements and related financial data presented in this interim report have been prepared according to GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  However, management is monitoring all developments in the credit and commodities markets in order to determine whether the Bank may be negatively impacted by a higher than normal increase in the inflation rate.  Interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at March 31, 2012, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2012, the Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012.  As of March 31, 2012, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s board of directors has authorized five stock repurchase programs.  The stock repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders.  Under the first stock repurchase program, which was approved on December 17, 2008, the Company was authorized to repurchase up to 263,234 shares or 5.0%, of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The first stock repurchase program was completed during the first quarter of 2010.  On March 4, 2010, a second repurchase program was approved which authorized the repurchase of up to 252,319 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  The second stock repurchase program was completed during the third quarter of 2010.  On June 9, 2010, a third repurchase program was approved which authorized the repurchase of up to 240,524 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors. On November 17,  2010, a fourth repurchase program was approved which authorized the repurchase of up to 231,624 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors.  On February 16, 2012, a fifth repurchase program was approved which authorized the repurchase of up to 220,706 or 5.0% of the Company’s issued common stock, through open market purchases or privately negotiated transactions, from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the first quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
January 1, 2012 to January 31, 2012	15,000	$12.750	15,000	353,523
February 1, 2012 to February 29, 2012	37,600	12.750	37,600	315,923
March 1, 2012 to March 31, 2012	46,200	12.950	46,200	269,723
Total	98,800	$12.844	98,800	269,723

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

3.1	Charter of First Advantage Bancorp (1)
3.2	Bylaws of First Advantage Bancorp (1)
4.0	Form of Stock Certificate of First Advantage Bancorp (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extenible Business Reporting Language):  (i)  the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of  Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

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

FIRST ADVANTAGE BANCORP

Dated: May 11, 2012	By: /s/ Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: May 11, 2012	By: /s/ Bonita H. Spiegl
Bonita H. Spiegl
Chief Financial Officer

39