Form 10-Q
period 2012-06-30
First Advantage Bancorp
filed 2012-08-13
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2012 was 4,326,535.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$4,185	$7,651
Interest-bearing demand deposits with banks	12,388	1,680
Federal funds sold	4,100	1,425
Cash and cash equivalents	20,673	10,756

Available-for-sale securities, at fair value	66,684	70,279
Loans held for sale	2,346	5,509
Loans, net of allowance for loan losses of $4,369 and $4,316 at June 30, 2012 and December 31, 2011, respectively	256,751	259,534
Premises and equipment, net	7,458	7,504
Other real estate owned	1,285	1,391
Federal Home Loan Bank stock, at cost	2,988	2,988
Accrued interest receivable	1,445	1,571
Income taxes refundable	2,830	2,789
Deferred tax asset	1,146	1,927
Other assets	2,054	1,901
Total assets	$365,660	$366,149

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$26,589	$28,062
Savings, checking and money market	135,684	134,360
Time certificates	85,548	70,162
Total deposits	247,821	232,584

Short-term borrowings	12,022	14,676
Federal Home Loan Bank advances	13,000	13,000
Long-term debt	25,000	35,000
Other liabilities	1,748	4,414
Total liabilities	299,591	299,674
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at June 30, 2012 or December 31, 2011	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 4,326,535 shares issued and 3,900,660 outstanding at June 30, 2012 and 4,459,135 shares issued and 4,038,260 outstanding at December 31, 2011	43	45
Additional paid-in-capital	43,258	44,579
Common stock held by:
Nonqualified Deferred Compensation Plan	(1,879)	(1,845)
Employee Stock Ownership Plan	(2,860)	(2,860)
2008 Equity Incentive Plan	(1,107)	(1,107)
Retained earnings	25,981	24,900
Accumulated other comprehensive income	2,633	2,763
Total shareholders' equity	66,069	66,475
Total liabilities and shareholders' equity	$365,660	$366,149

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans	$3,794	$3,649	$7,623	$7,176
Investment securities	646	729	1,308	1,506
Other	54	59	119	125
Total interest and dividend income	4,494	4,437	9,050	8,807
Interest expense
Deposits	461	553	918	1,144
Borrowings	364	444	796	882
Total interest expense	825	997	1,714	2,026
Net interest income	3,669	3,440	7,336	6,781
Provision for loan losses	239	233	466	488
Net interest income after provision for loan losses	3,430	3,207	6,870	6,293
Non-interest income
Service charges on deposit accounts and other fees	307	328	605	610
Loan servicing and other fees	35	24	73	41
Net gains on sales of mortgage loans held for sale	264	292	469	499
Net gain (loss) on sales of other real estate owned	(3)	-	(3)	44
Net realized gain on sales of available-for-sale securities	-	-	474	-
Insurance and brokerage commissions	51	30	74	56
Other	15	9	21	12
Total non-interest income	669	683	1,713	1,262
Non-interest expense
Salaries and employee benefits	1,637	1,595	3,179	3,327
Net occupancy expense	185	171	344	337
Equipment expense	195	169	357	356
Data processing fees	234	222	495	445
Professional fees	197	174	362	358
Marketing expense	104	176	184	252
Supplies and communication	92	76	184	148
Loan collection and repossession expense	41	-	56	-
Other	463	483	943	960
Total non-interest expense	3,148	3,066	6,104	6,183
Income before income taxes	951	824	2,479	1,372
Provision for income taxes	356	338	959	528
Net income	$595	$486	$1,520	$844
Per common share:
Basic net income per common share	$0.15	$0.12	$0.38	$0.21
Diluted net income per common share	$0.14	$0.11	$0.36	$0.20
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10
Basic weighted average common shares outstanding	3,904,960	4,105,910	3,951,636	4,106,856
Diluted weighted average common shares outstanding	4,180,714	4,290,171	4,215,620	4,298,744

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Other Comprehensive Income
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$595	$486	$1,520	$844

Unrealized gain (loss) on available-for-sale securities	(33)	647	(685)	752
Less reclassification adjustment for realized gains included in income	-	-	(474)	-
Other comprehensive gains (losses), before tax effect	(33)	647	(211)	752
Tax (benefit) expense	(13)	248	(81)	288
Other comprehensive (loss) income	(20)	399	(130)	464
Comprehensive income	$575	$885	$1,390	$1,308

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Shareholders' Equity
Six Months Ended June 30, 2012 and 2011
(Dollars in thousands, except share and per share amounts)
					Common	Accumulated
	Common		Additional		Stock	Other	Total
	Stock		Paid-in	Retained	Acquired by	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2011	4,632,494	$46	$46,626	$23,923	$(6,442)	$2,574	$66,727
Comprehensive income, net of tax:
Net income		-	-	844	-	-	844
Change in unrealized appreciation of available-for-sale securities, net of tax		-	-	-	-	464	464
Treasury stock purchase/retire	(20,200)	-	(259)	-	-	-	(259)
Dividends paid ($0.10 per common share)		-	-	(465)	-	-	(465)
Purchase of shares by employee benefit plans		-	62	-	(62)	-	-
Stock-based compensation		-	432	-	-	-	432
Balance at June 30, 2011	4,612,294	$46	$46,861	$24,302	$(6,504)	$3,038	$67,743

Balance at January 1, 2012	4,459,135	$45	$44,579	$24,900	$(5,812)	$2,763	$66,475
Comprehensive income, net of tax:
Net income		-	-	1,520	-	-	1,520
Change in unrealized appreciation of available-for-sale securities, net of tax		-	-	-	-	(130)	(130)
Treasury stock purchase/retire	(132,600)	(2)	(1,718)	-	-	-	(1,720)
Dividends paid ($0.10 per common share)		-	-	(439)	-	-	(439)
Purchase of shares by employee benefit plans		-	34	-	(34)	-	-
Stock-based compensation		-	363	-	-	-	363
Balance at June 30, 2012	4,326,535	$43	$43,258	$25,981	$(5,846)	$2,633	$66,069

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net income	$1,520	$844
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	466	488
Depreciation, amortization and accretion	439	389
Deferred income taxes	781	-
Funding of mortgage loans held for sale	(19,695)	(20,549)
Proceeds from sales of mortgage loans held for sale	23,327	21,417
Net gains on sales of mortgage loans held for sale	(469)	(499)
Net gains on sale of available-for-sale securities	(474)	-
Stock-based compensation	363	432
Increase in other assets	311	91
Decrease in other liabilities	(2,666)	(995)
Net cash provided by operating activities	3,903	1,618

Investing activities
Proceeds from maturities of other investments	-	1,743
Purchases of securities available for sale	(7,481)	(850)
Proceeds from call/maturities and repayments of securities available-for-sale	10,485	8,517
Proceeds from sales of securities available-for-sale	474	-
Net decrease (increase) in loans	1,653	(3,891)
Purchases of premises and equipment	(250)	(206)
Proceeds from sale of other real estate owned and repossessed assets	709	13
Net cash provided by investing activities	5,590	5,326

Financing activities
Net (decrease) increase in demand deposits, savings, checking, and money market accounts	(149)	13,268
Net increase (decrease) in time deposits	15,386	(7,330)
Net decrease in short-term borrowings	(2,654)	(1,106)
Net decrease in long-term debt	(10,000)	-
Cash paid for dividends	(439)	(465)
Stock repurchased/retired - repurchase program	(1,720)	(259)
Net cash provided by financing activities	424	4,108
Increase in cash and cash equivalents	9,917	11,052
Cash and cash equivalents, beginning of period	10,756	7,788
Cash and cash equivalents, end of period	$20,673	$18,840
Supplemental cash flow information:
Other real estate owned acquired through foreclosure of real estate loans	633	140
Transfer of other real estate to loans	-	28
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”), First Advantage Bank (the “Bank”) and the Bank’s subsidiaries.  First Advantage Bank is a Tennessee-chartered commercial bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  The Company uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein relates primarily to the Bank.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for reporting the interim periods have been included.    The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the United States Securities and Exchange Commission (the “SEC”) on March 9, 2012.

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

Basic and diluted earnings per share are computed as follows:

(Dollars in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$595	$486	$1,520	$844

Weighted-average shares - Basic EPS	3,904,960	4,105,910	3,951,636	4,106,856
Weighted-average restricted shares -
2007 Deferred Compensation Plan	-	20,133	-	20,101
2008 Equity Incentive Plan	160,495	65,759	149,371	74,059
Weighted-average shares -
ESOP committed to be released	115,259	98,369	114,613	97,728
Weighted-average shares - Diluted EPS	4,180,714	4,290,171	4,215,620	4,298,744
Basic earnings per common share	$0.15	$0.12	$0.38	$0.21
Diluted earnings per common share	$0.14	$0.11	$0.36	$0.20

NOTE 4 –LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

The Company’s primary lending activity is the origination of loans secured by real estate.  The Company originates one-to-four family mortgage loans, multi-family loans, nonresidential real estate loans, commercial business loans and construction loans.  To a lesser extent, the company also originates land loans and consumer loans.

The following table summarizes the composition of total net loans receivable at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$46,289	17.7%	$44,813	17.0%
Multi-family	18,784	7.2	16,695	6.3
Nonresidential	95,238	36.5	98,278	37.3
Construction loans:
One-to-four family	18,879	7.2	18,618	7.1
Multi-family	1,951	0.8	2,357	0.9
Nonresidential	9,328	3.6	6,753	2.5
Land loans	22,752	8.7	25,409	9.6
Total real estate loans	213,221	81.7	212,923	80.7

Consumer:
Home equity loans and lines of credit	19,323	7.4	19,722	7.5
Auto loans	418	0.2	429	0.2
Deposit loans	236	0.1	321	0.1
Overdrafts	26	-	77	-
Other	1,560	0.6	1,828	0.7
Total consumer loans	21,563	8.3	22,377	8.5

Commercial loans	26,212	10.0	28,462	10.8

Total loans	260,996	100.0%	263,762	100.0%
Allowance for loan losses	(4,369)		(4,316)
Net deferred loan costs	124		88
Loans receivable, net	$256,751		$259,534

The following table sets forth certain information at June 30, 2012 and December 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At June 30, 2012

		Multi-family
		and
	One- to	Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$11,651	$25,502	$29,746	$9,026	$12,203	$14,698	$102,826
More than one year to three years	7,814	36,136	412	10,250	1,041	4,900	60,553
More than three years to five years	12,880	45,626	-	3,373	822	3,044	65,745
More than five years to fifteen years	8,903	6,758	-	103	7,497	3,570	26,831
More than fifteen years	5,041	-	-	-	-	-	5,041
Total	$46,289	$114,022	$30,158	$22,752	$21,563	$26,212	$260,996

	At December 31, 2011

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

The following tables set forth the dollar amount of all loans at June 30, 2012 that are due after June 30, 2013, and at December 31, 2011 that are due after December 31, 2012, and have either fixed interest rates or floating or adjustable interest rates.

As of June 30, 2012		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$32,821	$1,817	$34,638
Multi-family and nonresidential	81,350	7,170	88,520
Construction	412	-	412
Land	2,577	11,149	13,726
Consumer	2,320	7,040	9,360
Commercial	10,777	737	11,514
Total	$130,257	$27,913	$158,170

As of December 31, 2011		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$33,873	$998	$34,871
Multi-family and nonresidential	93,484	9,258	102,742
Construction	213	1,538	1,751
Land	3,045	8,076	11,121
Consumer	3,293	7,446	10,739
Commercial	10,061	1,360	11,421
Total	$143,969	$28,676	$172,645

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate.  When market rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Nonperforming Assets

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are placed on non-accrual status when, in management’s opinion, the borrower is unable to meet payment obligations, which typically occurs when principal and interest payments are 90 days delinquent at which time the accrual of interest ceases and uncollectible interest is reversed against interest income.  Typically, payments received on a non-accrual loan are first applied to the outstanding principal balance.  At June 30, 2012 and December 31, 2011, non-accruing loans totaled $3.6 million and $2.8 million, respectively.  Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $90,000 for the first six months of 2012.  No interest income was recognized on non-accrual loans on a cash basis during the first six months of 2012 or 2011.

Other real estate owned and repossessed assets which are acquired through, or in lieu, of foreclosure are held for sale and initially recorded at fair value less estimated selling cost when acquired, establishing a new cost basis.  Costs after acquisition are generally expensed.  Any reductions in fair value of the asset are recorded through expense.  The valuations of other real estate owned and repossessed assets are subjective in nature and may be adjusted in the future because of changes in economic conditions.

The following table provides information with respect to our nonperforming assets at the dates indicated.

Nonperforming Assets	At June 30,	At December 31,
	2012	2011
	(Dollars in thousands)

Non-accrual loans:
One- to four-family	$866	$2,135
Multi-family and nonresidential	1,952	-
Construction	-	-
Land	44	-
Consumer	227	254
Commercial	513	399
Total	3,602	2,788

Accruing loans past due 90 days or more:
One- to four-family	-	-
Multi-family and nonresidential	-	-
Construction	-	-
Land	-	-
Consumer	-	-
Commercial	-	-
Total	-	-
Total of non-accrual and 90 days or	3,602	2,788
more past due loans

Real estate owned	1,285	1,391
Other nonperforming assets	-	-
Total nonperforming assets	$4,887	$4,179

Total nonperforming loans to total loans	1.38%	1.06%
Total nonperforming loans to total assets	0.99%	0.76%
Total nonperforming assets to total assets	1.34%	1.14%

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

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans for which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value, if the loan is collateral dependent, would result in our allocating a portion of the allowance to the loan that was impaired.

At June 30, 2012, our allowance for loan losses represented 1.7% of total gross loans and 121.3% of nonperforming loans.  At December 31, 2011, our allowance for loan losses represented 1.6% of total gross loans and 154.8% of nonperforming loans.  The allowance for loan losses increased $53,000 to $4.4 million at June 30, 2012 from $4.3 million at December 31, 2011 primarily due to increases in non-performing loans and classified loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,			At December 31,
	2012			2011
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)			(Dollars in thousands)
One-to-four family	$354	8.1%	17.7%	$476	11.0%	17.0%
Multi-family and nonresidential	1,358	31.1	43.7	1,063	24.6	43.6
Construction	500	11.4	11.6	400	9.3	10.5
Land	692	15.8	8.7	614	14.2	9.6
Consumer	252	5.8	8.3	296	6.9	8.5
Commercial	1,213	27.8	10.0	1,467	34.0	10.8
Total allowance for loan losses	$4,369	100.0%	100.0%	$4,316	100.0%	100.0%

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

Analysis of Loan Loss Experience

The following table details allowance for loan losses and recorded investment in loans by portfolio segment for the six months ended June 30, 2012 and 2011:

Allowance for Loan Losses and Recorded Investment in Loans
For the Six Months Ended June 30, 2012
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:

Beginning balance	$476	$1,063	$400	$614	$296	$1,467	$-	$4,316
Charge offs	(235)	-	(31)	-	(25)	(132)	-	(423)
Recoveries	-	6	-	-	2	2	-	10
Provision (Credit)	113	289	131	78	(21)	(124)	-	466
Ending balance	$354	$1,358	$500	$692	$252	$1,213	$-	$4,369

Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$321	$-	$321

Ending balance collectively evaluated for impairment	$354	$1,358	$500	$692	$252	$892	$-	$4,048

Loans:

Ending balance	$46,289	$114,022	$30,158	$22,752	$21,563	$26,212	$-	$260,996

Ending balance individually evaluated for impairment	$915	$233	$-	$-	$287	$781	$-	$2,216

Ending balance collectively evaluated for impairment	$45,374	$113,789	$30,158	$22,752	$21,276	$25,431	$-	$258,780

Allowance for Loan Losses and Recorded Investment in Loans
For the Six Months Ended June 30, 2011
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:

Beginning balance	$545	$1,061	$325	$730	$250	$738	$-	$3,649
Charge offs	-	-	-	-	(13)	(236)	-	(249)
Recoveries	-	-	-	-	6	27	-	33
Provision (Credit)	(174)	37	-	(109)	7	727	-	488
Ending balance	$371	$1,098	$325	$621	$250	$1,256	$-	$3,921

Ending balance individually evaluated for impairment	$40	$-	$-	$-	$-	$628	$-	$668

Ending balance collectively evaluated for impairment	$331	$1,098	$325	$621	$250	$628	$-	$3,253

Loans:

Ending balance	$42,209	$95,565	$27,176	$25,949	$22,540	$32,075	$-	$245,514

Ending balance individually evaluated for impairment	$488	$249	$-	$292	$160	$628	$-	$1,817

Ending balance collectively evaluated for impairment	$41,721	$95,316	$27,176	$25,657	$22,380	$31,447	$-	$243,697

The following table shows credit quality indicators at June 30, 2012 and December 31, 2011:

Credit Quality Indicators as of June 30, 2012
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$43,700	$107,491	$30,158	$19,846	$21,087	$24,969	$247,251
Special mention	1,070	4,347	-	2,862	153	578	9,010
Substandard	1,519	2,184	-	44	323	454	4,524
Doubtful	-	-	-	-	-	211	211
Total	$46,289	$114,022	$30,158	$22,752	$21,563	$26,212	$260,996

Credit Quality Indicators as of December 31, 2011
(Dollars in thousands)
	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$41,534	$111,213	$26,403	$25,195	$21,971	$27,353	$253,669
Special mention	840	1,398	137	168	163	472	3,178
Substandard	2,439	2,362	1,188	46	243	426	6,704
Doubtful	-	-	-	-	-	211	211
Total	$44,813	$114,973	$27,728	$25,409	$22,377	$28,462	$263,762

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2012.

Credit risk by payment activity

Loans that do not receive an internally assigned grade are separated into two categories: performing and nonperforming. Performing loans are generally abiding by the terms of their loan contract and are less than 90 days past due. Loans are deemed nonperforming typically when they reach nonaccrual status or are 90 days past due or greater. The information presented by payment activity is updated as of June 30, 2012 based upon past due status as of that date.

The following table shows an aging analysis of past due loans as of the dates indicated:

Age Analysis of Past Due Loans
As of June 30, 2012
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$715	$147	$476	$1,338	$44,951	$46,289	$-
Multifamily/nonresidential	243	-	-	243	113,779	114,022	-
Construction	-	-	-	-	30,158	30,158	-
Land	-	-	-	-	22,752	22,752	-
Consumer and other	228	3	177	408	21,155	21,563	-
Commercial	336	107	513	956	25,256	26,212	-
Total	$1,522	$257	$1,166	$2,945	$258,051	$260,996	$-

Age Analysis of Past Due Loans
As of December 31, 2011
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$889	$172	$1,300	$2,361	$42,452	$44,813	$-
Multifamily/nonresidential	-	237	-	237	114,736	114,973	-
Construction	292	-	-	292	27,436	27,728	-
Land	-	-	-	-	25,409	25,409	-
Consumer and other	303	23	159	485	21,892	22,377	-
Commercial	269	189	385	843	27,619	28,462	-
Total	$1,753	$621	$1,844	$4,218	$259,544	$263,762	$-

The following tables set forth details regarding impaired loans as of the periods indicated:

Impaired Loans
For the Six Months Ended June 30, 2012
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Blance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$915	$987	$-	$947	$-
Multifamily/nonresidential	233	233	-	235	11
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	287	287	-	287	-
Commercial	272	323	-	272	-
Subtotal	1,707	1,830	-	1,741	11

With an allowance recorded:
One-to-four family	-	-	-	-	-
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	-	-	-	-	-
Commercial	509	516	321	513	11
Subtotal	509	516	321	513	11

Total:
One-to-four family	915	987	-	947	-
Multifamily/nonresidential	233	233	-	235	11
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	287	287	-	287	-
Commercial	781	839	321	785	11
Total	$2,216	$2,346	$321	$2,254	$22

Impaired Loans
For the Twelve Months Ended December 31, 2011
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Blance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$-	$-	$-	$-	$-
Multifamily/nonresidential	237	237	-	237	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	-	-	-	-	-
Commercial	166	218	-	166	-
Subtotal	403	455	-	403	-

With an allowance recorded:
One-to-four family	655	655	50	659	28
Multifamily/nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	203	203	117	204	7
Commercial	655	675	394	596	22
Subtotal	1,513	1,533	561	1,459	57

Total:
One-to-four family	655	655	50	659	28
Multifamily/nonresidential	237	237	-	237	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer and other	203	203	117	204	7
Commercial	821	893	394	762	22
Total	$1,916	$1,988	$561	$1,862	$57

No interest was recognized on impaired loans on a cash basis during the six month period ended June 30, 2012 or the twelve month period ended December 31, 2011.

Troubled Debt Restructurings

The following table sets forth information about loan modifications which were considered Troubled Debt Restructurings (“TDRs”) as of June 30, 2012 and December 31, 2011.

Modifications
As of June 30, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168	$162
Commercial	3	304	292
Total	4	$472	$454

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168

Modifications
As of December 31, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168	$165
Consumer and Other	1	40	40
Commercial	2	237	231
Total	4	$445	$436

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168

For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices.  If current valuations are lower than the current book balance of the credit, the negative differences are reviewed and, if deemed appropriate, charged-off.  If a charge-off is not deemed appropriate, a specific reserve is established for the individual loan in question.  The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $0 at June 30, 2012 and 2011.  Loans characterized as TDRs totaled $454,000 at June 30, 2012 compared to $436,000 at December 31, 2011.  The TDR total of $454,000 at June 30, 2012 is comprised of four performing loans.  One of these TDRs is a single commercial real estate loan, which was identified as a TDR at December 31 2011 and June 30, 2012.  Another TDR is a single family residential loan in the amount of $162,000.  This loan was reported to be in foreclosure eligibility status at December 31, 2011; however, during the first quarter of 2012 the loan was brought current by the customer and foreclosure proceedings were ceased.  Management continues to monitor the status of this loan.  The remaining TDRs consist of two commercial loans which totaled $126,000 at June 30, 2012 and both of which are paying in accordance with their restructured terms.

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

June 30, 2012
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,672	$1,229	$-	$5,901
U. S. Government agencies and corporations	11,482	31	(5)	11,508
Mortgage-backed securities	33,553	2,385	-	35,938
Collateralized mortgage obligations	2,529	29	-	2,558
State and political subdivisions	10,182	597	-	10,779
Total	$62,418	$4,271	$(5)	$66,684

December 31, 2011
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,692	$1,383	$-	$6,075
U. S. Government agencies and corporations	8,000	22	-	8,022
Mortgage-backed securities	40,097	2,799	-	42,896
Collateralized mortgage obligations	2,611	-	(121)	2,490
State and political subdivisions	10,163	463	(7)	10,619
Corporate debt securities	2	175	-	177
Total	$65,565	$4,842	$(128)	$70,279

Contractual maturities of debt securities at June 30, 2012 are set forth in the table below.  Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	June 30, 2012
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Within one year	$-	$-
One to five years	5,697	7,029
Five to 10 years	4,012	4,272
After 10 years	19,156	19,445
	28,865	30,746
Mortgage-backed securities	33,553	35,938
Total	$62,418	$66,684

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of the dates indicated.

	June 30, 2012
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
U. S. Government agencies and corporations	$3,990	$(5)	$-	$-	$3,990	$(5)
Total	$3,990	$(5)	$-	$-	$3,990	$(5)

	December 31, 2011
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
Collateralized mortgage obligations	$2,490	$(121)	$-	$-	$2,490	$(121)
State and political subdivisions	766	(7)	-	-	766	(7)
Total	$3,256	$(128)	$-	$-	$3,256	$(128)

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

Fair Value of Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

June 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U. S. Treasury	$5,901	$5,901	$-	$-
U. S. Government	11,508	-	11,508	-
Mortgage-backed securities	35,938	-	35,938	-
Collateralized mortgage obligations	2,558	-	2,558	-
State and political subdivisions	10,779	-	10,779	-

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities:
U.S. Treasury	$6,075	$6,075	$-	$-
U.S. Government agencies	8,022	-	8,022	-
Mortgage-backed securities	42,896	-	42,896	-
Collateralized mortgage obligations	2,490	-	2,490	-
State and political subdivisions	10,619	-	10,619	-
Corporate debt securities	177	-	-	177

Activity in assets measured using Level 3 inputs during the year was as follows:
Balance, January 1, 2011	$ 57
Paydowns	(55)
Unrealized gains included in other comprehensive income	175
Balance, December 31, 2011	$177

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically result from the application of lower of cost or market accounting or a write-down occurring during the period.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2012 and December 31, 2011.

June 30, 2012	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Six Months Ended June 30, 2012
(Dollars in thousands)
Impaired loans	--	--	$509	$240
Other real estate owned	--	--	$1,285	$19

December 31, 2011	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Twelve Months Ended December 31, 2011
(Dollars in thousands)
Impaired loans	--	--	$1,513		$(561)
Other real estate owned	--	--	$1,391	$	(38)

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Mortgage Loans Held For Sale
Mortgage loans held for sale are carried at the lower of cost or fair value.  They consist of residential mortgage loans held for sale that are valued based on traded market value of similar assets where available and/or discounted cash flows at market interest rates. They are recorded at cost in the consolidated balance sheets at June 30, 2012 and December 31, 2011.

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

The year-end estimated fair values of financial instruments were as follows for the dates indicated:

	At June 30, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$20,673	$20,673	$10,756	$10,756
Available-for-sale securities	66,684	66,684	70,279	70,279
Loans held for sale	2,346	2,346	5,509	5,509
Loans, net of allowance for loan losses	256,751	260,557	259,534	262,715
FHLB stock	2,988	2,988	2,988	2,988
Forward sale commitments	-	-	(2)	(2)

Financial liabilities
Deposits	$247,821	$248,072	$232,584	$232,841
Securities sold under agreement to repurchase	12,022	12,022	4,176	4,176
FHLB advances	13,000	13,740	23,500	24,329
Other borrowings	25,000	27,351	35,000	37,478
Interest rate lock commitments	(4)	(4)	(1)	(1)

General

For short-term financial instruments realizable in three months or less, the carrying amount approximates fair value.

Cash and Cash Equivalents and Interest Receivable - Level 1

The carrying amount approximates fair value, primarily due to their short-term nature.

Federal Home Loan Bank Stock - Level 2

The fair value of stock in the Federal Home Loan Bank equals the carrying value reported in the balance sheet.  This stock is redeemable at full par value only by the Federal Home Loan Bank.

Other Investments - Level 2

Other investments consist of time deposits placed with other banks and is calculated based on present value of future cash flows.

Available-for-Sale Securities - Level 1, Level 2, Level 3

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

Loans - Level 2

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.

Deposits - Level 2

The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing, are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.

Securities Sold Under Agreement to Repurchase - Level 2

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

Federal Home Loan Bank Advances and Other Long-term Debt - Level 2

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Other Borrowings - Level 2

On April 30, 2008, the Bank entered into two balance sheet leverage transactions whereby it borrowed a total of $35 million in multiple rate repurchase agreements and invested the proceeds in U. S. Agency pass-through Mortgage Backed Securities, which were pledged as collateral.  The fair values disclosed are based on third party modeling of the debt structure.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit - Level 2

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At June 30, 2012, the Company had total assets of $365.7 million, deposits of $247.8 million and shareholders’ equity of $66.1 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

Recent Developments.

As previously announced, on June 12, 2012, the Bank submitted an application for approval with the Tennessee Department of Financial Institutions (the “TDFI”) to open a Loan Production Office and a Deposit Production Office to be located in Nashville, Tennessee.  The application was approved and the Bank has since opened an office located at 3100 West End Avenue, Nashville, Tennessee  37203.

We believe our timing is right for execution of this strategy to leverage our growth opportunities and to geographically diversify market risks. A seasoned team of business banking professionals has been recruited for lending and treasury management functions.  By entering into this new market area we will experience an up-tick in non-interest expense over the course of the next few months primarily in higher salaries and employee benefits and occupancy expense.  Throughout the course of our expansion, First Advantage will remain prudent and disciplined in protecting our strong credit standards.

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

Other-than-temporary Impairment of Securities.  Investments that we currently own could suffer declines in fair value that are other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an other-than-temporary impairment on investments.  We did not record any other-than-temporary impairment of securities during the first six months of 2012.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total Assets. At June 30, 2012, total assets were $365.7 million, a decrease of $489,000, compared to $366.1 million at December 31, 2011.

Cash and Cash Equivalents. Cash and cash equivalents were $20.7 million at June 30, 2012 compared to $10.8 million at December 31, 2011.  The reduction in loan balances, investment balances, and increase in deposits contributed to the $10.8 million increase in cash and cash equivalents.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities.  Total securities were $66.7 million at June 30, 2012, a decrease of $3.6 million, or 5.1%, compared to $70.3 million as of December 31, 2011.

Loans.  Net loans were $256.8 million, a decrease of $2.8 million, or 1.1% at June 30, 2012 compared to $259.5 million as of December 31, 2011.  Our primary lending activity is the origination of loans secured by real estate, which grew to $213.2 million at June 30, 2012 compared to $212.9 million as of December 31, 2011.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Allowance for Loan Losses.  The allowance for loan losses increased by $53,000, or 1.2%, to $4.4 million at June 30, 2012 compared to $4.3 million as of December 31, 2011.

The level of classified assets increased approximately $4.7 million from $11.5 million at December 31, 2011 to $15.0 million at June 30, 2012 primarily related to the land and multi-family/nonresidential loan portfolios.  Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves have been established to account for the increased credit risk of these assets.

Deposits. Total deposits increased by $15.2 million, or 6.6% to $247.8 million at June 30, 2012 compared to $232.6 million as of December 31, 2011.  The increase in total deposits was primarily related to an increase in time certificates of $15.4 million, or 21.9%  to $85.5 million at June 30, 2012.

Borrowings.   Total borrowings with other banks decreased $10.0 million, or 28.6%, to $25.0 million at June 30, 2012 compared to $35.0 million at December 31, 2011.  The reduction in borrowings was the result of a scheduled maturity of a structured leverage transaction originated in 2008.  FHLB advances remained unchanged and totaled $13.0 million at both June 30, 2012 and December 31, 2011.   Securities sold under agreements to repurchase totaled $12.0 million as of June 30, 2012 compared to $4.2 million as of December 31, 2011.

Other Liabilities.  Total other liabilities decreased by $2.7 million, or 60.4% to $1.7 million at December 31, 2011.

Shareholders’ Equity.  Total shareholders’ equity decreased slightly to $66.1 million as of June 30, 2012, compared to $66.5 million as of December 31, 2011.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General.  Net income for the three months ended June 30, 2012 was $595,000, an increase of 22.4% compared to net income of $486,000 for the three months ended June 30, 2011.  The increase was primarily due to an increase of $223,000 in net interest income after the provision for loan losses, which was somewhat offset by a decrease of $14,000 in non-interest income and an increase of $82,000 in non-interest expense.

Net Interest Income.  Net interest income increased $229,000, or 6.7%, to $3.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Total interest income totaled $4.5 million for the three months ended June 30, 2012 compared to $4.4 million for the three months ended June 30, 2011.

Interest income on loans increased by 4.0% to $3.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as average outstanding loans increased by $17.9 million, or 7.3%, to $261.9 million, while the yield on the portfolio decreased seventeen basis points from the same period in 2011.  Late in 2011, the Bank purchased approximately $14.0 million in loans from another institution which contributed to the growth in average outstanding balances.

Interest income on investment securities decreased by $83,000, or 11.4%, to $646,000 for the three months ended June 30, 2012 from the same period in 2011 as average balances increased $1.0 million and average yields decreased fifty-four basis points.

Total interest expense decreased by $172,000 or 17.3% to $825,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  The average balance of interest-bearing deposits increased 10.9% to $218.7 million for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.  Interest paid on interest-bearing deposits decreased by $92,000, or 16.6%, to $461,000 for the three-month period ended June 30, 2012 as the average interest rate paid declined twenty-seven basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and on transaction accounts as market rates declined.  The average interest rate paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreement to repurchase, decreased by sixty basis points in the second quarter of 2012 as average balances of FHLB advances and other borrowings decreased to an average of $23.4 million for the quarter ended June 30, 2012 compared to average balances of $18.2 million for the quarter ended June 30, 2011.  The average balance of long-term borrowings at other banks decreased to an average of $28.2 million for the quarter ended June 30, 2012 compared to $35.0 million the quarter ended June 30, 2011 due to a scheduled paydown of long-term debt.  The interest rate paid on the borrowings decreased by nineteen basis points during the same period.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2012 and 2011.

		Average Balance Sheet for the
		Three Months Ended June 30,
		2012			2011

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$10,620	$5	0.19%	$8,979	$10	0.45%
Loans	261,932	3,794	5.83%	244,010	3,649	6.00%
Investment securities	68,679	646	3.78%	67,670	729	4.32%
Other interest-earning assets	4,959	49	3.97%	4,491	49	4.38%
Total interest-earning assets	346,190	4,494	5.22%	325,150	4,437	5.47%

Noninterest-earning assets	16,668			17,394
Total	$362,858			$342,544

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	218,696	461	0.85%	197,212	553	1.12%
FHLB advances and other borrowings	23,392	113	1.94%	18,179	115	2.54%
Long-term borrowings at other banks	28,187	251	3.58%	35,000	329	3.77%
Total interest-bearing liabilities	270,275	825	1.23%	250,391	997	1.60%

Noninterest-bearing deposits	24,848			21,401
Other noninterest-bearing liabilities	1,557			3,065
Shareholders' equity	66,178			67,687

Total	$362,858			$342,544

Net Interest Income		$3,669			$3,440

Net Interest Margin			4.26%			4.24%

Interest rate spread			3.99%			3.87%

Average interest-earning assets to
average interest-bearing liabilities			128.09%			129.86%

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

	Three Months Ended
	June 30, 2012 Compared to June 30, 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$110	$(115)	$(5)
Loans	489	(344)	145
Investment securities	305	(388)	(83)
Other interest-earning assets	-	-	-
Total Earning Assets	904	(847)	57

Interest paid on:
Interest bearing deposits	1,495	(1,587)	(92)
FHLB advances and other borrowings	(9)	7	(2)
Long-term borrowings at other banks	(21)	(57)	(78)
Total Interest-Bearing Liabilities	1,465	(1,637)	(172)
Change in Net Interest Income	$(561)	$790	$229

Provision for Loan Losses.  The Company recorded a provision for loan losses of $239,000 for the three months ended June 30, 2012 compared to a provision of $233,000 for the three months ended June 30, 2011.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.

Non-interest Income. The following table summarizes non-interest income for the three months ended June 30, 2012 and 2011 and the percentage change for each category of income.

	Three Months Ended June 30,
	2012	2011	% Change
	(Dollars in thousands)
Non-interest Income
Service charges on deposit accounts and other fees	$307	$328	(6.40)%
Loan servicing and other fees	35	24	45.83%
Net gains on sales of mortgage loans held for sale	264	292	(9.59)%
Net loss on sales of other real estate owned	(3)	-	-%
Insurance and brokerage commissions	51	30	70.00%
Other	15	9	66.67%
Total non-interest income	$669	$683	(2.05)%

Total non-interest income for the three months ended June 30, 2012 decreased by $14,000 to $669,000, compared to $683,000 for the three months ended June 30, 2011.  The decline in total non-interest income for the three months ended June 30, 2012 was primarily the result of a decrease of $28,000, or 9.6%, in net gains on sales of mortgage loans held for the period ending June 30, 2012 as compared to the period ending June 30, 2011 and declines in service charges on deposit accounts and other fees of $21,000, or 6.4% to $307,000 at June 30, 2012.  These negative impacts to non-interest income were somewhat offset by an increase of $21,000 in insurance and brokerage commissions during the second quarter of 2012 compared to the second quarter of 2011.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended June 30, 2012 and 2011 and the percentage change for each expense category.

	Three Months Ended June 30,
	2012	2011	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$1,637	$1,595	2.63%
Net occupancy expense	185	171	8.19%
Equipment expense	195	169	15.38%
Data processing fees	234	222	5.41%
Professional fees	197	174	13.22%
Marketing expense	104	176	(40.91)%
Supplies and communication	92	76	21.05%
Loan collection and repossession expense	41	-	-%
Other	463	483	(4.14)%
Total non-interest expense	$3,148	$3,066	2.67%

Total non-interest expense increased by $82,000, or 2.7% to $3.1 million for the three months ended June 30, 2012 as compared to the same period in 2011.  The increase was primarily found in salaries and employee benefits expense, which increased by $42,000 or 2.6%, and loan collection and repossession expense which was $41,000 in the second quarter of 2012 as compared to $0 in the second quarter of 2011.  These increases in non-interest expense were somewhat offset by decreases in marketing expense of $72,000, or 40.9%, and other expenses of $20,000 during the second quarter of 2012 as compared to the second quarter of 2011.

Income Taxes. Income tax expense for the three months ended June 30, 2012 was $356,000 compared to $338,000 for the same period in 2011. The effective income tax rate for the three months ended June 30, 2012 was 37.4% compared to 41.0% for the three months ended June 30, 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General.  Net income for the six months ended June 30, 2012 was $1.5 million, an increase of 80.1% compared to net income of $844,000 for the six months ended June 30, 2011.  The increase was primarily due to an increase of $577,000 in net interest income after the provision for loan losses and an increase in  non-interest income of $451,000, of 35.7% at June 30, 2012 as compared to June 30, 2011.

Net Interest Income.  The Company experienced an increase of $555,000, or 8.2% in net interest income to $7.3 million for the six months ended June 30, 2012 compared to $6.8 million for the six months ended June 30, 2011.  Total interest income increased 2.8% to $9.1 million at June 30, 2012 while total interest expense decreased $312,000, or 15.4% to $1.7 million at June 30, 2012 as compared to the same period in 2011.

Interest income on loans increased 6.2% to $7.6 million during the six months ended June 30, 2012 as the average outstanding balance increased by 8.3% or $20.0 million to $261.7 million, while the yield on the portfolio decreased thirteen basis points from the same period in 2011.

Interest income on investment securities decreased by $198,000, or 13.1%, to $1.3 million for the six months ended June 30, 2012 from the same 2011 period as average balances decreased slightly to $69.2 million at June 30, 2012 and average yields decreased fifty-six basis points.

The average balance of interest-bearing deposits increased to $213.5 million for the six months ended June 30, 2012 compared to an average balance of $196.7 million for the six months ended June 30, 2011.  Interest paid on interest-bearing deposits declined by $226,000, or 19.8%, to $918,000 for the six month period ended June 30, 2012 as the average interest rate paid declined thirty-one basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and lower rates paid on transaction accounts as market rates declined.  Interest paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreements to repurchase, decreased slightly by $12,000 or 5.2% while average balances on FHLB advances and other borrowings increased to $22.8 million at June 30, 2012, compared to $18.0 million as of June 30, 2011 and the average interest rate paid decreased sixty-six basis points.  The average balance of long-term borrowings at other banks decreased 9.7%, to $31.6 million, at June 30, 2012 as compared to the same period one year ago, while the interest rate paid on the borrowings declined eight basis points.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2012 and 2011.

		Average Balance Sheet for the
		Six Months Ended June 30,
		2012			2011

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits	$7,865	$8	0.20%	$7,507	$21	0.56%
Loans	261,671	7,623	5.86%	241,667	7,176	5.99%
Investment securities	69,212	1,308	3.80%	69,708	1,506	4.36%
Other interest-earning assets	5,131	111	4.35%	4,610	104	4.55%
Total interest-earning assets	343,879	9,050	5.29%	323,492	8,807	5.49%

Noninterest-earning assets	16,594			17,683
Total	$360,473			$341,175

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	213,509	918	0.86%	196,707	1,144	1.17%
FHLB advances and other borrowings	22,823	220	1.94%	18,017	232	2.60%
Long-term borrowings at other banks	31,593	576	3.67%	35,000	650	3.75%
Total Interest-Bearing Liabilities	267,925	1,714	1.29%	249,724	2,026	1.64%

Noninterest-bearing deposits	24,352			21,537
Other noninterest-bearing liabilities	1,798			2,566
Shareholders' equity	66,398			67,348

Total	$360,473			$341,175

Net Interest Income		$7,336			$6,781

Net Interest Margin			4.29%			4.23%

Interest rate spread			4.00%			3.85%

Average interest-earning assets to
average interest-bearing liabilities			128.35%			129.54%

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

	Six Months Ended
	June 30, 2012 Compared to June 30, 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)

Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$16	$(29)	$(13)
Loans	744	(297)	447
Investment securities	186	(384)	(198)
Other interest-earning assets	15	(8)	7
Total Earning Assets	961	(718)	243

Interest paid on:
Interest bearing deposits	566	(792)	(226)
FHLB advances and other borrowings	(83)	71	(12)
Long-term borrowings at other banks	(47)	(27)	(74)
Total Interest-Bearing Liabilities	436	(748)	(312)
Change in Net Interest Income	$525	$30	$555

Provision for Loan Losses.  The Company recorded a provision for loan losses of $466,000 for the six months ended June 30, 2012 compared to a provision of $488,000 for the six months ended June 30, 2011.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.

Non-interest Income. The following table summarizes non-interest income for the six months ended June 30, 2012 and 2011 and the percentage change for each category of income.

	Six Months Ended June 30,
	2012	2011	% Change
	(Dollars in thousands)
Non-interest income
Service charges on deposit accounts and other fees	605	610	(0.82)%
Loan servicing and other fees	73	41	78.05%
Net gains on sales of mortgage loans held for sale	469	499	(6.01)%
Net gain (loss) on sales of other real estate owned	(3)	44	(106.82)%
Net realized gain on sales of available-for-sale securities	474	-	-%
Insurance and brokerage commissions	74	56	32.14%
Other	21	12	75.00%
Total non-interest income	$1,713	$1,262	35.74%

Non-interest income for the six months ended June 30, 2012 increased to $1.7 million, compared to $1.3 million for the six months ended June 30, 2011.  The increase in non-interest income was primarily due to net realized gains of $474,000 on the sales of available-for-sale securities during the first quarter of 2012.  This increase was primarily offset by a decrease of $30,000 in net gains on sales of mortgage loans held for sale for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Non-interest Expense. The following table summarizes non-interest expense for the six months ended June 30, 2012 and 2011 and the percentage change for each expense category.

	Six Months Ended June 30,
	2012	2011	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$3,179	$3,327	(4.45)%
Net occupancy expense	344	337	2.08%
Equipment expense	357	356	0.28%
Data processing fees	495	445	11.24%
Professional fees	362	358	1.12%
Marketing expense	184	252	(26.98)%
Supplies and communication	184	148	24.32%
Loan collection and repossession expense	56	-	-%
Other	943	960	(1.77)%
Total non-interest expense	$6,104	$6,183	(1.28)%

Total non-interest expense decreased $79,000, or 1.3% to $6.1 million for the six months ended June 30, 2012 as compared to the same period in 2011.  The decrease in non-interest expense was primarily attributable to a decrease in salaries and employee benefits of $148,000, or 4.4%.  Marketing expense also decreased $68,000 or 27.0% during the first six months of June 30, 2012 compared to the first six months of 2011.  These decreases were somewhat offset by an increase in loan collection and repossession expense of $56,000 for the six months ended June 30, 2012 and an increase in data processing fees of $50,000, or 11.2%, for the six months ended June 30, 2012.

Income Taxes. Income tax expense for the six months ended June 30, 2012 was $959,000 compared to $528,000 for the same period in 2011. The effective income tax rate for the six months ended June 30, 2012 was 38.7% compared to 38.5% for the six months ended June 30, 2011.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on its operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $20.7 million. Securities classified as available-for-sale, totaling $66.7 million at June 30, 2012, provide additional sources of liquidity. In addition, at June 30, 2012, the Bank’s maximum collateral borrowing capacity was approximately $54.2 million from the Federal Home Loan Bank of Cincinnati and its maximum collateral borrowing capacity through the Discount Window at the Federal Reserve Bank was $34.7 million. At June 30, 2012, the Bank had $13.0 million of Federal Home Loan Bank advances outstanding.  At June 30, 2012, the Bank did not have any advances outstanding through the Discount Window.

At June 30, 2012, the Company (on an unconsolidated basis) had liquid assets of $33.8 million.  These funds are available to pay dividends, repurchase stock and for other general corporate purposes.

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

The following table includes the Bank’s capital ratios as of the dates indicated:

	June 30, 2012	December 31, 2011
Tier 1 Core Capital (to adjusted total assets)	14.46%	13.88%
Tangible Equity Ratio (to tangible assets)	14.46%	13.88%
Tier 1 Risk-Based Capital (to risk-weighted assets)	18.75%	17.96%
Total Risk-Based Capital (to risk-weighted assets)	19.98%	19.03%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $0.10 during the first six months of 2012.  The dividend payout ratio for the first six months of 2012, representing dividends per share divided by diluted earnings per share, was 27.8%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the six months ended June 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at June 30, 2012, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2012, the Company was not a party to any pending legal proceedings.  At June 30, 2012, First Advantage Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012.  As of June 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the second quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
April 1, 2012 to April 30, 2012	33,800	$13.120	33,800	235,923
May 1, 2012 to May 31, 2012	-	-	-	235,923
June 1, 2012 to June 30, 2012	-	-	-	235,923
Total	33,800	$13.120	33,800	235,923

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extenible Business Reporting Language):  (i)  the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of  Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

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

FIRST ADVANTAGE BANCORP

Dated: August 13, 2012	By: /s/ Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: August 13, 2012	By: /s/ Bonita H. Spiegl
Bonita H. Spiegl
Chief Financial Officer

39