Form 10-Q
period 2012-09-30
First Advantage Bancorp
filed 2012-11-13
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2012 was 4,322,205.

FIRST ADVANTAGE BANCORP

First Advantage Bancorp
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$5,567	$7,651
Interest-bearing demand deposits with banks	19,056	1,680
Federal funds sold	2,100	1,425
Cash and cash equivalents	26,723	10,756

Available-for-sale securities, at fair value	58,531	70,279
Loans held for sale, at cost	1,684	5,509
Loans, net of allowance for loan losses of $5,107 and $4,316 at September 30, 2012 and December 31, 2011, respectively	257,190	259,534
Premises and equipment, net	7,499	7,504
Other real estate owned, net	1,021	1,391
Federal Home Loan Bank stock, at cost	2,988	2,988
Accrued interest receivable	1,255	1,571
Income taxes refundable	2,886	2,789
Deferred tax asset, net	948	1,927
Other assets	1,807	1,901
Total assets	$362,532	$366,149

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$31,883	$28,062
Savings, checking and money market	131,600	134,360
Time certificates	89,533	70,162
Total deposits	253,016	232,584

Short-term borrowings	2,880	14,676
Federal Home Loan Bank advances	13,000	13,000
Long-term debt	25,000	35,000
Other liabilities	2,161	4,414
Total liabilities	296,057	299,674
Commitments and contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized no shares outstanding at September 30, 2012 or December 31, 2011	-	-
Common stock, $0.01 par value 50,000,000 shares authorized, 4,322,205 shares issued and 3,923,586 outstanding at September 30, 2012 and 4,459,135 shares issued and 4,038,260 outstanding at December 31, 2011	43	45
Additional paid-in-capital	43,126	44,579
Common stock held by:
Nonqualified Deferred Compensation Plan	(1,908)	(1,845)
Employee Stock Ownership Plan	(2,860)	(2,860)
2008 Equity Incentive Plan	(800)	(1,107)
Retained earnings	26,207	24,900
Accumulated other comprehensive income	2,667	2,763
Total shareholders' equity	66,475	66,475
Total liabilities and shareholders' equity	$362,532	$366,149

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans	$3,688	$3,580	$11,311	$10,756
Investment securities	580	712	1,888	2,218
Other	61	58	180	183
Total interest and dividend income	4,329	4,350	13,379	13,157
Interest expense
Deposits	444	528	1,362	1,672
Borrowings	318	442	1,114	1,324
Total interest expense	762	970	2,476	2,996
Net interest income	3,567	3,380	10,903	10,161
Provision for loan losses	768	235	1,234	723
Net interest income after provision for loan losses	2,799	3,145	9,669	9,438
Non-interest income
Service charges on deposit accounts and other fees	296	327	901	937
Loan servicing and other fees	38	35	111	76
Net gains on sales of mortgage loans held for sale	279	191	748	690
Net (loss) gain on sales of other real estate owned	(28)	1	(31)	45
Net realized gain on sales of available-for-sale securities	-	25	474	25
Net realized gain on sales of other assets held-for-sale	546	-	546	-
Insurance and brokerage commissions	39	58	113	114
Other	4	5	25	17
Total non-interest income	1,174	642	2,887	1,904
Non-interest expense
Salaries and employee benefits	1,796	1,491	4,975	4,818
Net occupancy expense	223	178	567	515
Equipment expense	182	177	539	533
Data processing fees	243	239	738	684
Professional fees	267	231	629	589
Marketing expense	94	117	278	369
Supplies and communication	96	89	280	237
Loan collection and repossession expense	50	5	106	5
Other	460	401	1,403	1,361
Total non-interest expense	3,411	2,928	9,515	9,111
Income before income taxes	562	859	3,041	2,231
Provision for income taxes	120	333	1,079	861
Net income	$442	$526	$1,962	$1,370
Per common share:
Basic net income per common share	$0.11	$0.13	$0.50	$0.33
Diluted net income per common share	$0.11	$0.12	$0.47	$0.31
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15
Basic weighted average common shares outstanding	3,913,369	4,071,884	3,938,787	4,095,070
Diluted weighted average common shares outstanding	4,194,335	4,404,525	4,212,647	4,439,465

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Other Comprehensive Income
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$442	$526	$1,962	$1,370

Unrealized (loss) gain on available-for-sale securities	(55)	177	(630)	930
Less reclassification adjustment for realized gains included in income	-	(25)	(474)	(25)
Other comprehensive (losses) gains, before tax effect	(55)	152	(156)	905
Tax (benefit) expense	(21)	58	(60)	347
Other comprehensive (loss) income	(34)	94	(96)	558
Comprehensive income	$408	$620	$1,866	$1,928

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands, except share and per share amounts)
					Common	Accumulated
			Additional		Stock	Other	Total
	Common Stock		Paid-in	Retained	Acquired by	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	Benefit Plans	Income	Equity
Balance at January 1, 2011	4,632,494	$46	$46,626	$23,923	$(6,442)	$2,574	$66,727
Comprehensive income, net of tax:
Net income		-	-	1,370	-	-	1,370
Change in unrealized appreciation of available-for-sale securities, net of tax		-	-	-	-	558	558
Treasury stock purchase/retire	(130,200)	(1)	(1,718)	-	-	-	(1,719)
Treasury stock issued for stock options exercises	55,279	1	569	-	-	-	570
Dividends paid ($0.15 per common share)		-	-	(694)	-	-	(694)
Purchase of shares by employee benefit plans		-	119	-	(119)	-	-
Release of shares by employee benefit plans		-	(307)	-	307	-	-
Stock-based compensation		-	632	-	-	-	632
Balance at September 30, 2011	4,557,573	$46	$45,921	$24,599	$(6,254)	$3,132	$67,444

Balance at January 1, 2012	4,459,135	$45	$44,579	$24,900	$(5,812)	$2,763	$66,475
Comprehensive income, net of tax:
Net income		-	-	1,962	-	-	1,962
Change in unrealized appreciation of available-for-sale securities, net of tax		-	-	-	-	(96)	(96)
Treasury stock purchase/retire	(136,930)	(2)	(1,775)	-	-	-	(1,777)
Dividends paid ($0.15 per common share)		-	-	(655)	-	-	(655)
Purchase of shares by employee benefit plans		-	63	-	(63)	-	-
Release of shares by employee benefit plans		-	(307)	-	307	-	-
Stock-based compensation		-	566	-	-	-	566
Balance at September 30, 2012	4,322,205	$43	$43,126	$26,207	$(5,568)	$2,667	$66,475

See accompanying notes to unaudited condensed consolidated financial statements.

First Advantage Bancorp
Unaudited - Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net income	$ 1,962	$ 1,370
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,234	723
Depreciation, amortization and accretion	644	578
Deferred income taxes	958	228
Funding of mortgage loans held for sale	(31,516)	(28,230)
Proceeds from sales of mortgage loans held for sale	36,089	29,660
Net gains on sales of mortgage loans held for sale	(748)	(690)
Net gains on sale of available-for-sale securities	(474)	(25)
Net gain on assets held-for-sale	(546)	-
Stock-based compensation	566	632
Decrease in other assets	512	285
Decrease in other liabilities	(2,254)	(1,500)
Net cash provided by operating activities	6,427	3,031

Investing activities
Proceeds from maturities of other investments	-	3,237
Purchases of securities available for sale	(7,481)	(15,289)
Proceeds from call/maturities and repayments of securities available-for-sale	18,642	16,478
Proceeds from sales of securities available-for-sale	474	1,864
Net decrease (increase) in loans	472	(4,426)
Purchases of premises and equipment	(452)	(388)
Proceeds from sale of other assets held-for-sale	738	-
Proceeds from sale of other real estate owned and repossessed assets	943	38
Net cash provided by investing activities	13,336	1,514

Financing activities
Net increase in demand deposits, savings, checking, and money market accounts	1,061	17,447
Net increase (decrease) in time deposits	19,371	(8,100)
Net decrease in short-term borrowings	(11,796)	3,830
Principal paid on long-term debt	(10,000)	-
Cash paid for dividends	(655)	(694)
Stock repurchased/retired - repurchase program	(1,777)	(1,719)
Proceeds from stock option exercises	-	569
Net cash (used in) provided by financing activities	(3,796)	11,333
Increase in cash and cash equivalents	15,967	15,878
Cash and cash equivalents, beginning of period	10,756	7,788
Cash and cash equivalents, end of period	$ 26,723	$ 23,666
Supplemental cash flow information:
Other real estate owned acquired through foreclosure of real estate loans	$ 638	$ 760
Transfer of other real estate to loans	192	28
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of First Advantage Bancorp (the “Company”), First Advantage Bank (the “Bank”) and the Bank’s subsidiaries.  First Advantage Bank is a Tennessee-chartered commercial bank originally founded in 1953 and is headquartered in Clarksville, Tennessee.  The Company uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.   Accordingly, the information set forth in this interim report, including the condensed consolidated financial statements and related financial data contained herein relates primarily to the Bank.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for reporting the interim periods have been included.    The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.  The condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the United States Securities and Exchange Commission (the “SEC”) on March 9, 2012.

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

NOTE 3 – EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were vested during the period.  The weighted average  common shares outstanding equals the gross number of common shares issued less unallocated shares held by the First Advantage Bank Employee Stock Ownership Plan (“ESOP”), nonvested restricted stock under the Company’s 2007 Deferred Compensation Plan and nonvested restricted stock awards under the Company’s 2008 Equity Incentive Plan.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares to be issued include any restricted shares authorized under the Company’s 2007 Deferred Compensation Plan and the 2008 Equity Incentive Plan.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for diluted EPS calculations as they are committed to be released.

Basic and diluted earnings per share are computed as follows:

(Dollars in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$442	$526	$1,962	$1,370

Weighted-average shares - Basic EPS	3,913,369	4,071,884	3,938,787	4,095,070
Weighted-average restricted shares -
2007 Deferred Compensation Plan	-	65,141	-	60,053
2008 Equity Incentive Plan	164,830	168,078	158,744	186,043
Weighted-average shares -
ESOP committed to be released	116,136	99,422	115,116	98,299
Weighted-average shares - Diluted EPS	4,194,335	4,404,525	4,212,647	4,439,465
Basic earnings per common share	$0.11	$0.13	$0.50	$0.33
Diluted earnings per common share	$0.11	$0.12	$0.47	$0.31

For the three and nine month periods ended September 30, 2012, options to purchase 17,500 shares and 37,500 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

NOTE 4 –LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

The Company’s primary lending activity is the origination of loans secured by real estate.  The Company originates one-to-four family mortgage loans, multi-family loans, nonresidential real estate loans, commercial business loans, land loans and construction loans.  To a lesser extent, the company also originates consumer loans.

The following table summarizes the composition of total net loans receivable at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$48,599	18.5%	$44,813	17.0%
Multi-family	17,751	6.8	16,695	6.3
Nonresidential	95,952	36.6	98,278	37.3
Construction loans:
One-to-four family	19,482	7.4	18,618	7.1
Multi-family	2,425	0.9	2,357	0.9
Nonresidential	9,443	3.6	6,753	2.5
Land loans	24,819	9.5	25,409	9.6
Total real estate loans	218,471	83.3	212,923	80.7

Consumer:
Home equity loans and lines of credit	18,701	7.1	19,722	7.5
Auto loans	390	0.2	429	0.2
Deposit loans	215	0.1	321	0.1
Overdrafts	34	-	77	-
Other	1,172	0.4	1,828	0.7
Total consumer loans	20,512	7.8	22,377	8.5

Commercial loans	23,261	8.9	28,462	10.8

Total loans	262,244	100.0%	263,762	100.0%
Allowance for loan losses	(5,107)		(4,316)
Net deferred loan costs	53		88
Loans receivable, net	$257,190		$259,534

The following table sets forth certain information at September 30, 2012 and December 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

.	At September 30, 2012

		Multi-family and
	One- to	Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$12,240	$31,232	$30,737	$10,954	$11,609	$13,198	$109,970
More than one year to three years	7,555	26,910	613	9,543	1,024	3,420	49,065
More than three years to five years	15,757	39,068	-	4,024	1,013	2,844	62,706
More than five years to fifteen years	8,305	16,493	-	298	6,866	3,799	35,761
More than fifteen years	4,742	-	-	-	-	-	4,742
Total	$48,599	$113,703	$31,350	$24,819	$20,512	$23,261	$262,244

	At December 31, 2011

		Multi-family and
	One- to	Nonresidential					Total
	Four-Family	Real Estate	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)

Amounts due in:
One year or less	$9,942	$12,231	$25,977	$14,289	$11,637	$17,041	$91,117
More than one year to three years	10,457	56,586	1,751	7,610	1,645	7,651	85,700
More than three years to five years	11,244	40,319	-	3,032	1,011	3,448	59,054
More than five years to fifteen years	6,675	5,837	-	478	8,084	322	21,396
More than fifteen years	6,495	-	-	-	-	-	6,495
Total	$44,813	$114,973	$27,728	$25,409	$22,377	$28,462	$263,762

The following tables set forth the dollar amount of all loans at September 30, 2012 that are due after September 30, 2013, and at December 31, 2011 that are due after December 31, 2012, and have either fixed interest rates or floating or adjustable interest rates.

As of September 30, 2012		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$32,744	$3,615	$36,359
Multi-family and nonresidential	75,621	6,850	82,471
Construction	613	-	613
Land	2,526	11,339	13,865
Consumer	2,166	6,737	8,903
Commercial	9,690	373	10,063
Total	$123,360	$28,914	$152,274

As of December 31, 2011		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$33,873	$998	$34,871
Multi-family and nonresidential	93,484	9,258	102,742
Construction	213	1,538	1,751
Land	3,045	8,076	11,121
Consumer	3,293	7,446	10,739
Commercial	10,061	1,360	11,421
Total	$143,969	$28,676	$172,645

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate.  When market rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Nonperforming Assets

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are placed on non-accrual status when, in management’s opinion, the borrower is unable to meet payment obligations, which typically occurs when principal and interest payments are 90 days delinquent at which time the accrual of interest ceases and uncollectible interest is reversed against interest income.  Typically, payments received on a non-accrual loan are first applied to the outstanding principal balance.  At September 30, 2012 and December 31, 2011, non-accruing loans totaled $4.4 million and $2.8 million, respectively.  Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $77,000 for the first nine months of 2012.  No interest income was recognized on non-accrual loans on a cash basis during the first nine months of 2012 or 2011.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

Nonperforming Assets	At September 30,	At December 31,
	2012	2011
	(Dollars in thousands)

Non-accrual loans:
One- to four-family	$985	$2,135
Multi-family and nonresidential	2,866	-
Construction	-	-
Land	-	-
Consumer	223	254
Commercial	301	399
Total	4,375	2,788

Accruing loans past due 90 days or more:
One- to four-family	-	-
Multi-family and nonresidential	-	-
Construction	-	-
Land	-	-
Consumer	-	-
Commercial	-	-
Total	-	-
Total of non-accrual and 90 days or	4,375	2,788
more past due loans

Real estate owned	1,021	1,391
Other nonperforming assets	-	-
Total nonperforming assets	$5,396	$4,179

Total nonperforming loans to total loans	1.67%	1.06%
Total nonperforming loans to total assets	1.21%	0.76%
Total nonperforming assets to total assets	1.49%	1.14%

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

At September 30, 2012, our allowance for loan losses represented 1.9% of total gross loans and 116.7% of nonperforming loans.  At December 31, 2011, our allowance for loan losses represented 1.6% of total gross loans and 154.8% of nonperforming loans.  The allowance for loan losses increased $791,000 to $5.1 million at September 30, 2012 from $4.3 million at December 31, 2011 primarily due to increases in non-performing loans and classified loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,			At December 31,
	2012			2011
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)			(Dollars in thousands)
One-to-four family	$354	6.9%	18.5%	$476	11.0%	17.0%
Multi-family and nonresidential	2,684	52.6	43.4	1,063	24.6	43.6
Construction	400	7.8	11.9	400	9.3	10.5
Land	515	10.1	9.5	614	14.2	9.6
Consumer	252	4.9	7.8	296	6.9	8.5
Commercial	902	17.7	8.9	1,467	34.0	10.8
Total allowance for loan losses	$5,107	100.0%	100.0%	$4,316	100.0%	100.0%

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

Analysis of Loan Loss Experience

The following table details allowance for loan losses and recorded investment in loans by portfolio segment for the three and nine months ended September 30, 2012 and 2011:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Three Months Ended September 30, 2012
Allowance for credit losses:
Beginning balance	$354	$1,358	$500	$692	$252	$1,213	$-	$4,369
Charge offs	(3)	-	-	-	(10)	(22)	-	(35)
Recoveries	-	-	-	-	1	4	-	5
Provision (Credit)	3	1,326	(100)	(177)	9	(293)	-	768
Ending balance	$354	$2,684	$400	$515	$252	$902	$-	$5,107

Three Months Ended September 30, 2011
Allowance for credit losses:
Beginning balance	$371	$1,098	$325	$621	$250	$1,256	$-	$3,921
Charge offs	(16)	(9)	(32)	-	(13)	-	-	(70)
Recoveries	-	-	-	-	1	3	-	4
Provision	19	37	107	29	14	29	-	235
Ending balance	$374	$1,126	$400	$650	$252	$1,288	$-	$4,090

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Nine Months Ended September 30, 2012
Allowance for credit losses:
Beginning balance	$476	$1,063	$400	$614	$296	$1,467	$-	$4,316
Charge offs	(239)	-	(31)	-	(35)	(153)	-	(458)
Recoveries	-	6	-	-	2	7	-	15
Provision (Credit)	117	1,615	31	(99)	(11)	(419)	-	1,234
Ending balance	$354	$2,684	$400	$515	$252	$902	$-	$5,107

Nine Months Ended September 30, 2011
Allowance for credit losses:
Beginning balance	$545	$1,061	$325	$730	$250	$738	$-	$3,649
Charge offs	(16)	(9)	(32)	-	(26)	(236)	-	(319)
Recoveries	-	-	-	-	7	30	-	37
Provision (Credit)	(155)	74	107	(80)	21	756	-	723
Ending balance	$374	$1,126	$400	$650	$252	$1,288	$-	$4,090

The allocation method used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Based on an appraisal received during the third quarter of 2012, an additional specific impairment provision of $888,000 was recorded in the third quarter due to a collateral shortfall in one loan relationship secured primarily by non-residential commercial real estate.  The following table details the allowance for loan losses and recorded investment in loans by portfolio segment for the nine months ended September 30, 2012 and 2011.

The
Allowance for Loan Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2012
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:
Ending balance individually evaluated for impairment	$-	$888	$-	$-	$-	$243	$-	$1,131
Ending balance collectively evaluated for impairment	354	1,796	400	515	252	659	-	3,976
Ending Balance	$354	$2,684	$400	$515	$252	$902	$-	$5,107

Loans:
Ending balance individually evaluated for impairment	$912	$4,116	$-	$-	$160	$560	$-	$5,748
Ending balance collectively evaluated for impairment	47,687	109,587	31,350	24,819	20,352	22,701	-	256,496
Ending balance	$48,599	$113,703	$31,350	$24,819	$20,512	$23,261	$-	$262,244

Allowance for Loan Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2011
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Unallocated	Total

Allowance for loan losses:
Ending balance individually evaluated for impairment	$21	$-	$-	$-	$-	$258	$-	$279
Ending balance collectively evaluated for impairment	353	1,126	400	650	252	1,030	-	3,811
Ending Balance	$374	$1,126	$400	$650	$252	$1,288	$-	$4,090

Loans:
Ending balance individually evaluated for impairment	$488	$-	$-	$541	$160	$602	$-	$1,791
Ending balance collectively evaluated for impairment	41,640	99,388	27,586	24,387	21,719	28,850	-	243,570
Ending balance	$42,128	$99,388	$27,586	$24,928	$21,879	$29,452	$-	$245,361

The following table shows credit quality indicators at September 30, 2012 and December 31, 2011:

Credit Quality Indicators as of September 30, 2012
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$46,610	$106,268	$31,350	$22,492	$20,132	$22,316	$249,168
Special mention	430	1,365	-	2,327	75	236	4,433
Substandard	1,559	6,070	-	-	305	709	8,643
Doubtful	-	-	-	-	-	-	-
Total	$48,599	$113,703	$31,350	$24,819	$20,512	$23,261	$262,244

Credit Quality Indicators as of December 31, 2011
(Dollars in thousands)

	One-to-Four	Multi-family/			Consumer
	Family	Nonresidential	Construction	Land	and Other	Commercial	Total

Corporate Credit Exposures
Credit Risk Profile by Internally Assigned Grade

Grade:
Pass	$41,534	$111,213	$26,403	$25,195	$21,971	$27,353	$253,669
Special mention	840	1,398	137	168	163	472	3,178
Substandard	2,439	2,362	1,188	46	243	426	6,704
Doubtful	-	-	-	-	-	211	211
Total	$44,813	$114,973	$27,728	$25,409	$22,377	$28,462	$263,762

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2012.

Credit risk by payment activity

Loans that do not receive an internally assigned grade are separated into two categories: performing and nonperforming. Performing loans are generally abiding by the terms of their loan contract and are less than 90 days past due. Loans are deemed nonperforming typically when they reach nonaccrual status or are 90 days past due or greater. The information presented by payment activity is updated as of September 30, 2012 based upon past due status as of that date.

The following table shows an aging analysis of past due loans as of the dates indicated:

Age Analysis of Past Due Loans
As of September 30, 2012
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$671	$85	$602	$1,358	$47,241	$48,599	$-
Multifamily/nonresidential	1,164	122	-	1,286	112,417	113,703	-
Construction	-	-	-	-	31,350	31,350	-
Land	-	-	-	-	24,819	24,819	-
Consumer and other	55	-	177	232	20,280	20,512	-
Commercial	317	40	260	617	22,644	23,261	-
Total	$2,207	$247	$1,039	$3,493	$258,751	$262,244	$-

Age Analysis of Past Due Loans
As of December 31, 2011
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans >90 Days and Accruing
One-to-four family	$889	$172	$1,300	$2,361	$42,452	$44,813	$-
Multifamily/nonresidential	-	237	-	237	114,736	114,973	-
Construction	292	-	-	292	27,436	27,728	-
Land	-	-	-	-	25,409	25,409	-
Consumer and other	303	23	159	485	21,892	22,377	-
Commercial	269	189	385	843	27,619	28,462	-
Total	$1,753	$621	$1,844	$4,218	$259,544	$263,762	$-

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due, including both scheduled principal and interest payments, in accordance with the original contractual terms of the loan agreement.  Impairment is measured on an individual loan basis or collectively for large groups of homogenous loans with smaller balances.  A specific valuation allowance is established, if necessary, to report net impaired loans using either the present value of expected future cash flows using the loan’s effective interest rate, observable market price or at the fair value of collateral less costs to sell, if the loans are collateral dependent and payment is expected only from collateral.

The following tables set forth details regarding impaired loans as of the periods indicated:

Impaired Loans
For the Nine Months Ended September 30, 2012
( Dollars in thousands)

				Average Recorded Investment		Interest Income Recognized
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date
With no related allowance recorded:
One-to-four family	$912	$985	$-	$914	$935	$8	$8
Multifamily/nonresidential	1,022	1,022	-	1,023	1,025	5	15
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Consumer and other	160	160	-	160	160	-	-
Commercial	-	-	-	-	-	-	-
Subtotal	2,094	2,167	-	2,097	2,120	13	23

With an allowance recorded:
One-to-four family	-	-	-	-	-	-	-
Multifamily/nonresidential	3,094	3,094	888	3,094	3,094	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-
Commercial	560	561	243	565	569	4	16
Subtotal	3,654	3,655	1,131	3,659	3,663	4	16

Total:
One-to-four family	912	985	-	914	935	8	8
Multifamily/nonresidential	4,116	4,116	888	4,117	4,119	5	15
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Consumer and other	160	160	-	160	160	-	-
Commercial	560	561	243	565	569	4	16
Total	$5,748	$5,822	$1,131	$5,756	$5,783	$17	$39

Impaired Loans
For the Twelve Months Ended December 31, 2011
( Dollars in thousands)

				Average Recorded Investment		Interest Income Recognized
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date
With no related allowance recorded:
One-to-four family	$-	$-	$-	$-	$-	$-	$-
Multifamily/nonresidential	237	237	-	237	237	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-
Commercial	166	218	-	166	166	-	-
Subtotal	403	455	-	403	403	-	-

With an allowance recorded:
One-to-four family	655	655	50	655	659	-	28
Multifamily/nonresidential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Consumer and other	203	203	117	203	204	-	7
Commercial	655	675	394	656	681	2	22
Subtotal	1,513	1,533	561	1,514	1,544	2	57

Total:
One-to-four family	655	655	50	655	659	-	28
Multifamily/nonresidential	237	237	-	237	237	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Consumer and other	203	203	117	203	204	-	7
Commercial	821	893	394	822	847	2	22
Total	$1,916	$1,988	$561	$1,917	$1,947	$2	$57

No interest was recognized on impaired loans on a cash basis during the nine month period ended September 30, 2012 or the twelve month period ended December 31, 2011.

Troubled Debt Restructurings

The following table sets forth information about loan modifications which were considered Troubled Debt Restructurings (“TDRs”) as of September 30, 2012 and December 31, 2011.

Modifications
As of September 30, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168	$161
Multi-family and nonresidential	1	3,103	3,094
Commercial	2	127	125
Total	4	$3,398	$3,380

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168

Modifications
As of December 31, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168	$165
Consumer and other	1	40	40
Commercial	2	237	231
Total	4	$445	$436

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168

For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices.  If current valuations are lower than the current book balance of the credit, the negative differences are reviewed and, if deemed appropriate, charged-off.  If a charge-off is not deemed appropriate, a specific reserve is established for the individual loan in question.  The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $0 at September 30, 2012 and 2011.  Loans characterized as TDRs totaled $3.4 million at September 30, 2012 compared to $436,000 at December 31, 2011.  The TDR total of $3.4 million at September 30, 2012 is comprised of four performing loans.  The significant increase in TDR loans occurred during the third quarter of 2012, when one non-residential commercial real estate loan totaling $3.1 million was restructured as a TDR and the Bank advanced additional funds to the borrowers in order to cover property taxes for the years 2010 and 2011.  Additionally, during the third quarter, the Bank received an appraisal which indicated a shortfall in the value of the collateral by which this loan is secured, consequently a specific impairment of $888,000 was recorded.  This loan continues to pay based on the contractual terms and is not past due and has not been placed in non-accrual status.  Management believes that the specific reserves carried are adequate to cover potential future losses related to this relationship. At September 30, 2012, one TDR consisted of a single family residential loan in the amount of $161,000.  This loan was reported to be in foreclosure eligibility status at December 31, 2011; however, during the first quarter of 2012 the loan was brought current by the customer and foreclosure proceedings were ceased.  Management continues to monitor the status of this loan.  The remaining TDRs consist of two commercial loans which totaled $125,000 at September 30, 2012 and both of which are paying in accordance with their restructured terms.

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

September 30, 2012
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,661	$1,177	$-	$5,838
U. S. Government agencies and corporations	6,983	38	-	7,021
Mortgage-backed securities	30,031	2,375	-	32,406
Collateralized mortgage obligations	2,343	-	(10)	2,333
State and political subdivisions	10,192	741	-	10,933
Total	$54,210	$4,331	$(10)	$58,531

December 31, 2011
(Dollars in thousands)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U. S. Treasury	$4,692	$1,383	$-	$6,075
U. S. Government agencies and corporations	8,000	22	-	8,022
Mortgage-backed securities	40,097	2,799	-	42,896
Collateralized mortgage obligations	2,611	-	(121)	2,490
State and political subdivisions	10,163	463	(7)	10,619
Corporate debt securities	2	175	-	177
Total	$65,565	$4,842	$(128)	$70,279

Contractual maturities of debt securities at September 30, 2012 are set forth in the table below.  Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	September 30, 2012
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Within one year	$-	$-
One to five years	6,563	7,902
Five to 10 years	3,148	3,403
After 10 years	14,468	14,820
	24,179	26,125
Mortgage-backed securities	30,031	32,406
Total	$54,210	$58,531

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of the dates indicated.

	September 30, 2012
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
Collateralized mortgage obligations	$2,333	$(10)	$-	$-	$2,333	$(10)
Total	$2,333	$(10)	$-	$-	$2,333	$(10)

	December 31, 2011
	(Dollars in thousands)
	Less Than 12 months		12 months or more		Total
	Approximate	Gross	Approximate	Gross	Approximate	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Losses	Value	Losses	Value	Losses
Collateralized mortgage obligations	$2,490	$(121)	$-	$-	$2,490	$(121)
State and political subdivisions	766	(7)	-	-	766	(7)
Total	$3,256	$(128)	$-	$-	$3,256	$(128)

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

Fair Value of Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

September 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U. S. Treasury	$5,838	$5,838	$-	$-
U. S. Government	7,021	-	7,021	-
Mortgage-backed securities	32,406	-	32,406	-
Collateralized mortgage obligations	2,333	-	2,333	-
State and political subdivisions	10,933	-	10,933	-
Corporate debt securities	-	-	-	-

Activity in assets measured using Level 3 inputs during the year was as follows:
Balance of corporate debt securities, January 1, 2012	$177
Less reclassification adjustment for realized gains included in income	(177)
Sales	(474)
Realized gain included in non-interest income	474
Balance of corporate debt securities, September 30, 2012	$-

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities:
U.S. Treasury	$6,075	$6,075	$-	$-
U.S. Government agencies	8,022	-	8,022	-
Mortgage-backed securities	42,896	-	42,896	-
Collateralized mortgage obligations	2,490	-	2,490	-
State and political subdivisions	10,619	-	10,619	-
Corporate debt securities	177	-	-	177

Activity in assets measured using Level 3 inputs during the year was as follows:
Balance, January 1, 2011	$57
Paydowns	(55)
Unrealized gains included in other comprehensive income	175
Balance, December 31, 2011	$177

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets may be recorded at fair value on a nonrecurring basis.  These nonrecurring fair value adjustments typically result from the application of lower of cost or market accounting or a write-down occurring during the period.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2012 and
December 31, 2011.

September 30, 2012	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Nine Months Ended September 30, 2012
(Dollars in thousands)
Impaired loans	--	--	$3,654	$(570)
Other real estate owned	--	--	$1,021	$27

December 31, 2011	Level 1	Level 2	Level 3	Nonrecurring Fair Value Adjustments Twelve Months Ended December 31, 2011
(Dollars in thousands)
Impaired loans	--	--	$1,513	$(561)
Other real estate owned	--	--	1,391	(38)

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Mortgage Loans Held For Sale
Mortgage loans held for sale are carried at the lower of cost or fair value.  They consist of residential mortgage loans held for sale that are valued based on traded market value of similar assets where available and/or discounted cash flows at market interest rates. They are recorded at cost in the consolidated balance sheets at September 30, 2012 and December 31, 2011.

Other Real Estate Owned and Repossessed Assets
Other real estate owned and repossessed assets are carried at lower of cost or estimated fair value.  The estimated fair value of the real estate or repossessed asset is determined through current appraisals or management’s best estimate of the value and adjusted as necessary, by management, to reflect current market conditions.  As such, other real estate owned and repossessed assets are generally classified as Level 3.

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

The estimated fair values of financial instruments were as follows for the dates indicated:

At September 30, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$26,723	$26,723	$26,723	$-	$-
Available-for-sale securities	58,531	58,531	5,838	52,693	-
Loans held for sale	1,684	1,684	-	1,684	-
Loans, net of allowance for loan losses	257,190	260,632	-	260,632	-
FHLB stock	2,988	2,988	-	2,988	-
Forward sale commitments	5	5	-	5	-

Financial liabilities
Deposits	$253,016	$253,274	$-	$253,274	$-
Securities sold under agreement to repurchase	2,880	2,880	-	2,880	-
FHLB advances	13,000	13,710	-	13,710	-
Other borrowings	25,000	27,351	-	27,351	-
Interest rate lock commitments	2	2	-	2	-

At December 31, 2011
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$10,756	$10,756	$10,756	$-	$-
Available-for-sale securities	70,279	70,279	6,075	64,027	177
Loans held for sale	5,509	5,509	-	5,509	-
Loans, net of allowance for loan losses	259,534	262,715	-	262,715	-
FHLB stock	2,988	2,988	-	2,988	-
Forward sale commitments	(2)	(2)	-	(2)	-

Financial liabilities
Deposits	$232,584	$232,841	$-	$232,841	$-
Securities sold under agreement to repurchase	4,176	4,176	-	4,176	-
FHLB advances	23,500	24,329	-	24,329	-
Other borrowings	35,000	37,478	-	37,478	-
Interest rate lock commitments	(1)	(1)	-	(1)	-

General

For short-term financial instruments realizable in three months or less, the carrying amount approximates fair value.

Cash and Cash Equivalents

The carrying amount approximates fair value, primarily due to their short-term nature.  Cash and cash equivalents are classified within Level 1 of the fair value hierarchy.

Federal Home Loan Bank Stock

The fair value of stock in the Federal Home Loan Bank equals the carrying value reported in the balance sheet.  This stock is redeemable at full par value only by the Federal Home Loan Bank.  The Company’s Federal Home Loan Bank stock is classified within Level 2 of the fair value hierarchy.

Other Investments

Other investments consist of time deposits placed with other banks and is calculated based on present value of future cash flows.  Other investments are classified within Level 2 of the fair value hierarchy.

Available-for-Sale Securities

The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Level 1 securities include U.S. Treasury securities.  Level 2 securities include U. S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, asset-backed and other securities.  Level 3 securities include preferred term securities that are not traded in an active market with a fair value determined by an independent third party.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations. These are classified within Level 2 of the fair value hierarchy.

Deposits

The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing, are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.  Deposits are classified within Level 2 of the fair value hierarchy.

Securities Sold Under Agreement to Repurchase

Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.  These are classified within Level 2 of the fair value hierarchy.

Federal Home Loan Bank Advances and Other Long-term Debt

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.  These are classified within Level 2 of the fair value hierarchy.

Other Borrowings

On April 30, 2008, the Bank entered into two balance sheet leverage transactions whereby it borrowed a total of $35 million in multiple rate repurchase agreements and invested the proceeds in U. S. Agency pass-through Mortgage Backed Securities, which were pledged as collateral.  The fair values disclosed are based on third party modeling of the debt structure.  The Company’s other borrowings are classified within Level 2 of the fair value hierarchy.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  These are classified within Level 2 of the fair value hierarchy.

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

General.

The Bank provides commercial and retail banking services, including commercial loans, commercial real estate loans, one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area.  At September 30, 2012, the Company had total assets of $362.5 million, deposits of $253.0 million and shareholders’ equity of $66.5 million. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

Recent Developments.

As previously announced in June  2012, the Bank gained regulatory approval to establish a loan production and deposit production office in Nashville, Tennessee.  As we began establishing our presence in Nashville, we expanded our staff and implemented the expansion of our leased space on West End Avenue.  In September 2012, our application for the office to become a full service branch was approved.  Our intended focus will be on small to mid-sized commercial customers offering a full array of commercial products, including a Small Business Administration (SBA) sponsored loan program.

Personnel costs, lease expense and addition of fixed assets and leasehold improvements have had an immediate impact on earnings during the startup phase, while prospective loan interest income and fee income from deposit services have not yet had the opportunity to offset these costs.  Over the long-term, we expect to realize more interest and fee income on loans as well as fees generated from treasury management services along with service charge income on deposit accounts.

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

Other-than-temporary Impairment of Securities.  Investments that we currently own could suffer declines in fair value that are other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as an other-than-temporary impairment on investments.  We did not record any other-than-temporary impairment of securities during the first nine months of 2012.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total Assets. At September 30, 2012, total assets were $362.5 million, a decrease of $3.6 million, compared to $366.1 million at December 31, 2011.  On April 30, 2012, the Bank extinguished a maturing long-term debt obligation in the amount of $10.0 million using cash, thereby resulting in a $10.0 million  reduction in total assets and liabilities from that transaction.

Cash and Cash Equivalents. Cash and cash equivalents were $26.7 million at September 30, 2012 compared to $10.8 million at December 31, 2011.  The reduction in loan balances and investment balances and the increase in deposits contributed to the $16.0 million increase in cash and cash equivalents.

Investments.  Our investment securities portfolio consists primarily of U.S. government and callable federal agency bonds and U.S. government agency mortgage-backed securities, with a relatively smaller investment in obligations of state and political subdivisions and other securities.  Total securities were $58.5 million at September 30, 2012, a decrease of $11.7 million, or 16.7%, compared to $70.3 million as of December 31, 2011.

Loans.  Net loans decreased $2.3 million to $257.2 million at September 30, 2012 compared to $259.5 million as of December 31, 2011.  Our primary lending activity is the origination of loans secured by real estate, which grew to $218.5 million at September 30, 2012 compared to $212.9 million as of December 31, 2011.  This growth was offset by a collective decline in consumer and commercial loans of $7.0 million.  The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio or hold any investment securities that are collateralized by sub-prime residential mortgage loans.

Allowance for Loan Losses.  The allowance for loan losses increased $791,000, or 18.3%, to $5.1 million at September 30, 2012 compared to $4.3 million as of December 31, 2011.

The level of classified assets increased approximately $2.6 million from $11.5 million at December 31, 2011 to $14.1 million at September 30, 2012 primarily related to increases in land and multi-family/nonresidential loan portfolios.  Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves are evaluated and adjusted to account for the increased credit risk of these assets.

Deposits. Total deposits increased by $20.4 million, or 8.8% to $253.0 million at September 30, 2012 compared to $232.6 million as of December 31, 2011.  The increase in total deposits was primarily related to an increase in time certificates of $19.4 million, or 27.6% to $89.5 million at September 30, 2012.  Demand deposits increased $3.8 million during the period, while savings, checking, and money market accounts declined by $2.8 million in the same period.

Borrowings.   Long-term debt with other banks decreased $10.0 million, or 28.6%, to $25.0 million at September 30, 2012 compared to $35.0 million at December 31, 2011.  The reduction in borrowings was the result of a scheduled maturity of a structured leverage transaction originated in 2008.  FHLB advances remained unchanged and totaled $13.0 million at both September 30, 2012 and December 31, 2011.   Securities sold under agreements to repurchase totaled $2.9 million as of September 30, 2012 compared to $4.2 million as of December 31, 2011.

Other Liabilities.  Total other liabilities decreased by $2.3 million, or 51.0% to $2.2 million at September 30, 2012.

Shareholders’ Equity.  Total shareholders’ equity remained unchanged at $66.5 million at both September 30, 2012 and December 31, 2011.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General.  Net income for the three months ended September 30, 2012 was $442,000, a decrease of $84,000 or 16.0% compared to net income of $526,000 for the three months ended September 30, 2011.  The decrease was primarily due to a decrease of $346,000 in net interest income after the provision for loan losses.

Net Interest Income.  Net interest income increased $187,000, or 5.5%, to $3.6 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Total interest income totaled $4.3 million for the three months ended September 30, 2012 compared to $4.4 million for the three months ended September 30, 2011.

Interest income on loans increased by 3.0% to $3.7 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as average outstanding loans increased by $20.0 million, or 8.4%, to $259.8 million, while the yield on the portfolio decreased twenty-seven basis points from the same period in 2011.  Late in 2011, the Bank purchased approximately $14.0 million in loans from another institution which contributed to the growth in average outstanding balances.

Interest income on investment securities decreased by $132,000, or 18.5%, to $580,000 for the three months ended September 30, 2012 from the same period in 2011 as average balances decreased $7.6 million and average yields decreased thirty-three basis points.

Total interest expense decreased by $208,000 or 21.4% to $762,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  The average balance of interest-bearing deposits increased 10.7% to $222.4 million for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011.  Interest paid on interest-bearing deposits decreased by $84,000, or 15.9%, to $444,000 for the three month period ended September 30, 2012 as the average interest rate paid declined twenty-five basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and on transaction accounts as market rates declined.  The average interest rate paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreement to repurchase, decreased by thirteen basis points in the third quarter of 2012 as average balances of FHLB advances and other borrowings decreased to an average of $16.9 million for the quarter ended September 30, 2012 compared to average balances of $18.4 million for the quarter ended September 30, 2011.  The average balance of long-term borrowings at other banks decreased to an average of $25.0 million for the quarter ended September 30, 2012 compared to $35.0 million the quarter ended September 30, 2011 due to a scheduled paydown of long-term debt.  The interest rate paid on the borrowings decreased by twenty-four basis points during the same period.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2012 and 2011.

		Average Balance Sheet for the
		Three Months Ended September 30,
		2012			2011

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits at other banks	$17,453	$10	0.23%	$19,179	$15	0.31%
Loans	259,839	3,688	5.65%	239,812	3,580	5.92%
Investment securities	61,596	580	3.75%	69,231	712	4.08%
Other interest-earning assets	5,107	51	3.97%	4,456	43	3.83%
Total interest-earning assets	343,995	4,329	5.01%	332,678	4,350	5.19%

Noninterest-earning assets	15,318			16,934
Total	$359,313			$349,612

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	222,365	444	0.79%	200,911	528	1.04%
FHLB advances and other borrowings	16,900	102	2.40%	18,356	117	2.53%
Long-term borrowings at other banks	25,000	216	3.44%	35,000	325	3.68%
Total interest-bearing liabilities	264,265	762	1.15%	254,267	970	1.51%

Noninterest-bearing deposits	26,581			24,699
Other noninterest-bearing liabilities	1,757			2,851
Shareholders' equity	66,710			67,795

Total	$359,313			$349,612

Net Interest Income		$3,567			$3,380

Net Interest Margin			4.13%			4.03%

Interest rate spread			3.86%			3.68%

Average interest-earning assets to
average interest-bearing liabilities			130.17%			130.84%

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

	Three Months Ended
	September 30, 2012 Compared to September 30, 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$7	$(12)	$(5)
Loans	539	(431)	108
Investment securities	60	(192)	(132)
Other interest-earning assets	1	7	8
Total Earning Assets	607	(628)	(21)

Interest paid on:
Interest bearing deposits	1,322	(1,406)	(84)
FHLB advances and other borrowings	6	(21)	(15)
Long-term borrowings at other banks	(40)	(69)	(109)
Total Interest-Bearing Liabilities	1,288	(1,496)	(208)
Change in Net Interest Income	$(681)	$868	$187

Provision for Loan Losses.  The Company recorded a provision for loan losses of $768,000 for the three months ended September 30, 2012 compared to a provision of $235,000 for the three months ended September 30, 2011.  During the third quarter of 2012, the Bank received an appraisal which indicated a shortfall in value of the collateral securing one non-residential commercial real estate loan totaling $3.1 million.  Consequently a specific impairment of $888,000 was recorded and the provision was increased accordingly.  This loan continues to pay based on the restructured contractual terms and is not past due and has not been placed on non-accrual status.  Management believes that the specific reserves carried are adequate to cover potential future losses related to this relationship.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.

Non-interest Income. The following table summarizes non-interest income for the three months ended September 30, 2012 and 2011 and the percentage change for each category of income.

	Three Months Ended September 30,
	2012	2011	% Change
	(Dollars in thousands)
Non-interest Income
Service charges on deposit accounts and other fees	$296	$327	(9.48)%
Loan servicing and other fees	38	35	8.57%
Net gains on sales of mortgage loans held for sale	279	191	46.07%
Net (loss) gain on sales of other real estate owned	(28)	1	(2900.00)%
Net realized gain on available-for-sale securities	-	25	-%
Net realized gain on sales of other assets held-for-sale	546	-	-%
Insurance and brokerage commissions	39	58	(32.76)%
Other	4	5	(20.00)%
Total non-interest income	$1,174	$642	82.87%

Total non-interest income for the three months ended September 30, 2012 increased by $532,000 to $1.2 million, compared to $642,000 for the three months ended September 30, 2011.  The increase in total non-interest income for the three months ended September 30, 2012 was primarily the result a $546,000 gain on sale of other assets held-for-sale during the period.  This gain was partially offset by a decrease of $31,000 in service charges on deposit accounts and other fees during the third quarter of 2012 as compared to the third quarter of 2011.  Increased mortgage refinance activity during 2012 due to the extended low rate environment resulted in increased gains on mortgage loan sales.

Non-interest Expense. The following table summarizes non-interest expense for the three months ended September 30, 2012 and 2011 and the percentage change for each expense category.

	Three Months Ended September 30,
	2012	2011	% Change
	(Dollars in Thousands)
Non-interest Expense
Salaries and employee benefits	$1,796	$1,491	20.46%
Net occupancy expense	223	178	25.28%
Equipment expense	182	177	2.82%
Data processing fees	243	239	1.67%
Professional fees	267	231	15.58%
Marketing expense	94	117	(19.66)%
Supplies and communication	96	89	7.87%
Loan collection and repossession expense	50	5	900.00%
Other	460	401	14.71%
Total non-interest expense	$3,411	$2,928	16.50%

Total non-interest expense increased by $483,000, or 16.5% to $3.4 million for the three months ended September 30, 2012 as compared to the same period in 2011.  The increase was primarily found in salaries and employee benefits expense, which increased by $305,000 or 20.5%, and net occupancy expense which was $223,000 in the third quarter of 2012 as compared to $178,000 in the third quarter of 2011.  These increased expenses are related to the startup of the Bank’s new Nashville branch office.  These increases in non-interest expense were somewhat offset by a decrease in marketing expense of $23,000, or 19.7% as compared to the same period one year ago.

Income Taxes. Income tax expense for the three months ended September 30, 2012 was $120,000 compared to $333,000 for the same period in 2011. The effective income tax rate for the three months ended September 30, 2012 was 21.4% compared to 38.8% for the three months ended September 30, 2011. The effective tax rate for the quarter declined due to the decrease in pre-tax income relative to last year and the fact permanent differences, such as tax exempt interest, were static on a comparative basis.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General.  Net income for the nine months ended September 30, 2012 was $2.0 million, an increase of 43.2% compared to net income of $1.4 million for the nine months ended September 30, 2011.  The increase in net income was primarily due to an increase in noninterest income of $983,000, or 51.6%, at September 30, 2012 as compared to September 30, 2011.

Net Interest Income.  The Company experienced an increase of $742,000, or 7.3% in net interest income to $10.9 million for the nine months ended September 30, 2012 compared to $10.2 million for the nine months ended September 30, 2011.  Total interest income increased $222,000, or 1.7% to $13.4 million for the nine months ended September 30, 2012 while total interest expense decreased $520,000, or 17.4% to $2.5 million for the nine months ended September 30, 2012 as compared to the same period in 2011.

Interest income on loans increased 5.2% to $11.3 million during the nine months ended September 30, 2012 as the average outstanding balance increased by 8.3% or $20.0 million to $261.1 million, while the yield on the portfolio decreased eighteen basis points from the same period in 2011.  Intense competition for quality loans has influenced the rates charged for loans in 2012.

Interest income on investment securities decreased by $330,000, or 14.9%, to $1.9 million for the nine months ended September 30, 2012 from the same 2011 period as average balances decreased 4.2% to $66.7 million at September 30, 2012 and average yields decreased forty-eight basis points.  Accelerated prepayments on mortgage-backed securities and calls on agency bonds have resulted in lower investment balances.

The average balance of interest-bearing deposits increased to $216.5 million for the nine months ended September 30, 2012 compared to an average balance of $198.1 million for the nine months ended September 30, 2011.  Interest paid on interest-bearing deposits declined by $310,000, or 18.5%, to $1.4 million for the nine month period ended September 30, 2012 as the average interest rate paid declined twenty-nine basis points, primarily as a result of lower interest rates paid to customers as higher rate fixed-term deposits matured and lower rates paid on transaction accounts as market rates declined.  Interest paid on FHLB advances and other borrowings, which consisted of long-term FHLB advances and securities sold under agreements to repurchase, decreased slightly by $27,000 or 7.7% while average balances on FHLB advances and other borrowings increased to $20.8 million at September 30, 2012, compared to $18.1 million as of September 30, 2011 and the average interest rate paid decreased fifty-one basis points.  The average balance of long-term borrowings at other banks decreased 16.1%, to $29.4 million, at September 30, 2012 as compared to the same period one year ago, while the interest rate paid on the borrowings declined twelve basis points.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2012 and 2011.

		Average Balance Sheet for the
		Nine Months Ended September 30,
		2012			2011

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Interest-earning deposits	$11,084	$18	0.22%	$11,441	$36	0.42%
Loans	261,056	11,311	5.79%	241,042	10,756	5.97%
Investment securities	66,655	1,888	3.78%	69,548	2,218	4.26%
Other interest-earning assets	5,123	162	4.22%	4,558	147	4.31%
Total interest-earning assets	343,918	13,379	5.20%	326,589	13,157	5.39%

Noninterest-earning assets	16,165			17,429
Total	$360,083			$344,018

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	216,482	1,362	0.84%	198,124	1,672	1.13%
FHLB advances and other borrowings	20,833	322	2.06%	18,131	349	2.57%
Long-term borrowings at other banks	29,380	792	3.60%	35,000	975	3.72%
Total Interest-Bearing Liabilities	266,695	2,476	1.24%	251,255	2,996	1.59%

Noninterest-bearing deposits	25,101			22,602
Other noninterest-bearing liabilities	1,784			2,662
Shareholders' equity	66,503			67,499

Total	$360,083			$344,018

Net Interest Income		$10,903			$10,161

Net Interest Margin			4.23%			4.16%

Interest rate spread			3.96%			3.80%

Average interest-earning assets to
average interest-bearing liabilities			128.96%			129.98%

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

	Nine Months Ended
	September 30, 2012 Compared to September 30, 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)

Interest earned on:
Interest-earning assets:
Interest-earning demand deposits	$4	$(22)	$(18)
Loans	963	(408)	555
Investment securities	(10)	(320)	(330)
Other interest-earning assets	19	(4)	15
Total Earning Assets	976	(754)	222

Interest paid on:
Interest bearing deposits	384	(694)	(310)
FHLB advances and other borrowings	164	(191)	(27)
Long-term borrowings at other banks	(143)	(40)	(183)
Total Interest-Bearing Liabilities	405	(925)	(520)
Change in Net Interest Income	$571	$171	$742

Provision for Loan Losses.  The Company recorded a provision for loan losses of $1.2 million for the nine months ended September 30, 2012 compared to a provision of $723,000 for the nine months ended September 30, 2011.  During the third quarter of 2012, the Bank received an appraisal which indicated a shortfall in value of the collateral securing one non-residential commercial real estate loan totaling $3.1 million.  Consequently a specific impairment of $888,000 was recorded and the provision was increased accordingly.  This loan continues to pay based on the restructured contractual terms and is not past due and has not been placed on non-accrual status.  Management believes that the specific reserves carried are adequate to cover potential future losses related to this relationship.  The Bank’s management reviews the level of the allowance for loan losses on a regular basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other relevant factors related to the collectability of the loan portfolio.

Non-interest Income. The following table summarizes non-interest income for the nine months ended September 30, 2012 and 2011 and the percentage change for each category of income.

	Nine Months Ended September 30,
	2012	2011	% Change
	(Dollars in thousands)
Non-interest income
Service charges on deposit accounts and other fees	901	937	(3.84)%
Loan servicing and other fees	111	76	46.05%
Net gains on sales of mortgage loans held for sale	748	690	8.41%
Net (loss) gain on sales of other real estate owned	(31)	45	(168.89)%
Net realized gain on sales of available-for-sale securities	474	25	1796.00%
Net realized gain on sales of other assets held-for-sale	546	-	-%
Insurance and brokerage commissions	113	114	(0.88)%
Other	25	17	47.06%
Total non-interest income	$2,887	$1,904	51.63%

Non-interest income for the nine months ended September 30, 2012 increased to $2.9 million, compared to $1.9 million for the nine months ended September 30, 2011.  The increase in non-interest income was primarily due to net realized gains of $474,000 on the sales of available-for-sale securities during the first quarter of 2012 and net realized gains of $546,000 on the sale of other assets held-for-sale during the third quarter of 2012.  This increase was slightly offset by a net loss on the sale of other real estate owned of $31,000 during the first nine months of 2012.

Non-interest Expense. The following table summarizes non-interest expense for the nine months ended September 30, 2012 and 2011 and the percentage change for each expense category.

	Nine Months Ended September 30,
	2012	2011	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$4,975	$4,818	3.26%
Net occupancy expense	567	515	10.10%
Equipment expense	539	533	1.13%
Data processing fees	738	684	7.89%
Professional fees	629	589	6.79%
Marketing expense	278	369	(24.66)%
Supplies and communication	280	237	18.14%
Loan collection and repossession expense	106	5	2020.00%
Other	1,403	1,361	3.09%
Total non-interest expense	$9,515	$9,111	4.43%

Total non-interest expense increased $404,000, or 4.4% to $9.5 million for the nine months ended September 30, 2012 as compared to the same period in 2011.  The increase in non-interest expense was primarily attributable to an increase in salaries and employee benefits of $157,000, or 3.3% due to an increase in staffing associated with the opening of the Bank’s new Nashville branch.  Loan collection and repossession expense also increased $101,000 to $106,000 at September 30, 2012 primarily due to an increase in collection efforts and upkeep on foreclosed properties.  These increases were partially offset by a decrease in marketing expense of $91,000, or 24.7% during the first nine months of September 30, 2012 compared to the first nine months of 2011.

Income Taxes. Income tax expense for the nine months ended September 30, 2012 was $1.1 million compared to $861,000 for the same period in 2011. The effective income tax rate for the nine months ended September 30, 2012 was 35.5% compared to 38.6% for the nine months ended September 30, 2011.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations as they become due. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Cincinnati, Federal Reserve Bank, repurchase agreements and federal funds purchased. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank regularly adjusts its investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on its operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $26.7 million. Securities classified as available-for-sale, totaling $58.5 million at September 30, 2012, provide additional sources of liquidity. In addition, at September 30, 2012, the Bank’s maximum collateral borrowing capacity was approximately $45.9 million from the Federal Home Loan Bank of Cincinnati and its maximum collateral borrowing capacity through the Discount Window at the Federal Reserve Bank was $37.7 million. At September 30, 2012, the Bank had $13.0 million of Federal Home Loan Bank advances outstanding, and no advances outstanding through the Federal Reserve Bank Discount Window.

At September 30, 2012, the Company (on an unconsolidated basis) had liquid assets of $45.2 million.  These funds are available to pay dividends, repurchase stock and for other general corporate purposes.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2012 the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

The following table includes the Bank’s capital ratios as of the dates indicated:

	September 30, 2012	December 31, 2011
Tier 1 Core Capital (to adjusted total assets)	14.82%	13.88%
Tangible Equity Ratio (to tangible assets)	14.82%	13.88%
Tier 1 Risk-Based Capital (to risk-weighted assets)	19.79%	17.96%
Total Risk-Based Capital (to risk-weighted assets)	21.04%	19.03%

Dividends.  The Board of Directors of the Company declared and paid dividends per common share of $0.15 during the first nine months of 2012.  The dividend payout ratio for the first nine months of 2012, representing dividends per share divided by diluted earnings per share, was 31.9%.  The dividend payout is continually reviewed by management and the Board of Directors.

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

For the nine months ended September 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that, at September 30, 2012, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2012, the Company was not a party to any pending legal proceedings.  At September 30, 2012, First Advantage Bank was not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012.  As of September 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the third quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
July 1, 2012 to July 31, 2012	-	$-	-	235,923
August 1, 2012 to August 31, 2012	-	-	-	235,923
September 1, 2012 to September 30, 2012	-	-	-	235,923
Total	-	$-	-	235,923

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extenible Business Reporting Language):  (i)  the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of  Operations, (iii) the Condensed Consolidated Statement of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

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

FIRST ADVANTAGE BANCORP

Dated: November 9, 2012	By: /s/ Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Dated: November 9, 2012	By: /s/ Bonita H. Spiegl
Bonita H. Spiegl
Chief Financial Officer

42