Form 10-K
First Advantage Bancorp
filed 2013-03-08
CIK 1404306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No    X
As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock on the Nasdaq Global Market, was approximately $40.17 million.

The number of shares outstanding of the registrant’s common stock as of March 8, 2013 was 4,318,497.

DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders of First Advantage Bancorp, to be held on May 15, 2013, are incorporated by reference in Part III of this Form 10-K.

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

About First Advantage Bank

The Bank was originally founded in 1953 and headquartered in Clarksville, Tennessee.  The Bank operates as a community-oriented financial institution offering traditional financial services to personal and business customers in the Bank’s primary market area.  The Bank attracts deposits from the general public and uses those funds to originate one-to-four family mortgage loans, nonresidential real estate loans, construction loans (including speculative construction loans), commercial business loans and land loans, and, to a lesser extent, multi-family loans and consumer loans.

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

Bank Charter Conversion

On February 2, 2012, the Bank completed its conversion from a federally chartered savings bank to a Tennessee-chartered commercial bank.  On that same date, the Company became a holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  As a result of the charter conversion, the Bank is now regulated by the Tennessee Department of Financial Institutions (the “TDFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank’s deposits continue to be insured by the FDIC.  The charter conversion did not have any significant financial impact or affect the Company’s and the Bank’s current activities, and no changes to the directors or officers or employees of the Bank occurred as a result of the charter conversion.

Market Area

We consider Montgomery and Davidson Counties, Tennessee and the surrounding areas to be our primary market area. The top employers in this area are currently the services industry, medical facilities, education, wholesale/retail trade, manufacturing, and government, which are likely to continue to be supported by the projected growth in population and median household income.

The economy of Montgomery County is significantly influenced by Fort Campbell, a nearby U.S. Army installation, and Austin Peay University, one of the county’s top employers and one of the fastest growing universities in Tennessee, with an enrollment of approximately 10,500 students, and by the county’s proximity to Nashville, Tennessee. A growing number of young military retirees from Fort Campbell and the expanding Austin Peay State University community, as well as an increased number of commuters to the Nashville metropolitan area, have created a housing demand that currently supports lending activities in our Montgomery County market area.

Davidson County includes the city of Nashville, the second largest city in and state capitol of Tennessee. A varied employment base includes state and federal government, Vanderbilt University and fifteen other universities and colleges, Vanderbilt Medical Center, Hospital Corporation of America, and Dollar General, in addition to the music industry, tourism, and professional sports. This diversified economy supports our lending activities in the Davidson County market area.

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

One-to-Four Family Residential Loans.  Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in Montgomery and Davidson Counties in Tennessee, and the surrounding areas.

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

We do not offer loans with negative amortization and generally do not offer interest-only loans other than for revolving home equity lines of credit.  We do not offer Alt-A, sub-prime or no documentation mortgage loans.

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

At December 31, 2012, our largest nonresidential real estate loan had an outstanding balance of $6.3 million.  This loan, which was originated in November 2012, is secured by various real estate and other collateral and was performing in accordance with its original terms at December 31, 2012.

Construction Loans. We originate construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes.  Interest rates on these loans are generally tied to the prime lending rate or the First Advantage Bank Base Rate.  We generally may finance up to 75% to 80% of the appraised value of the completed property.  We also offer construction loans for the financing of one-to-four family and multiple family homes, which may convert into permanent loans at the end of the construction period.  We generally require a maximum loan-to-value ratio of 80% for construction loans on owner occupied homes.  We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.  At December 31, 2012, our largest non-speculative construction loan commitment was for $1.8 million, with an outstanding balance of $1.8 million.   This loan commitment was originated in May 2011 and the loan is performing as agreed.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination.  In contrast to many markets across the country, the bank’s primary market area had no sharp price increases prior to the recession.  Consequently, property values have remained relatively stable and speculative housing has continued to sell, although at a somewhat slower pace.  The proximity of Fort Campbell, Kentucky continues to drive a large part of the speculative housing demand in the area.  At December 31, 2012, we had approved commitments for speculative construction loans of $25.3 million, of which $17.8 million was outstanding.  We require a maximum loan-to-value ratio of 80% for speculative construction loans.  We believe we have implemented strict underwriting requirements for speculative construction loans to help ensure that loans are made to a limited group of reputable, financially sound builders and for feasible projects having an adequate demand to facilitate the sale of the properties within an acceptable period of time.  Each month we monitor the total number of speculative units under construction, the number of units with each builder, and the number of units within each subdivision.  At December 31, 2012, our largest aggregate speculative construction loan commitment to a single builder was for $2.0 million, of which $973,000 was outstanding.  The loan was originated in August 2012 and is secured by a deed of trust on commercial property.  At December 31, 2012, these loans were performing in accordance with their original terms.

Land Loans.  We originate loans to developers for the purpose of developing vacant land in our primary market area, typically for residential subdivisions.  Land loans are generally interest-only loans for a term of up to three years (one year to develop the property and approximately two years to liquidate the lots) with a minimum principal reduction required annually and with repayment in full resulting from the sale of the improved property.  At December 31, 2012, our largest land loan had an outstanding balance of $3.9 million.  This loan, which was originated November 2009 and is secured by approximately 457 acres, was performing in accordance with its original terms at December 31, 2012.

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

Loans to One Borrower.  At December 31, 2012, our largest lending relationship and our largest outstanding loan balance to one borrower was $6.5 million, which was comprised of a developed subdivision, an adjacent tract for future development, a farm and a mortgage loan for a personal residence.   These loans were performing according to their original terms at December 31, 2012.

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

At December 31, 2012, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, including debt securities issued by government sponsored enterprises, municipal and other bonds, and collateralized mortgage obligations.

We invest in callable securities.  Our callable securities, with a fair market value of $16.5 million at December 31, 2012, consist of U.S. government agency bonds and securities that are callable within one year, and state and political subdivision bonds that are callable beginning in periods ranging from two to ten years. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities.  Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, and to provide an alternate source of low-risk investments at a favorable return when loan demand is weak.  Management has the overall responsibility for the investment portfolio with board oversight, including approval of the investment policy.  Our Chief Financial Officer and Chief Executive Officer are responsible for implementation of the investment policy and monitoring our investment performance.   Our board of directors receives monthly reports on investment activity and, as part of the monthly financial report, is informed as to the mix of investments, yields by category of investment and the overall yield on the portfolio, as well as any gains or losses incurred during the prior month.

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

Personnel

As of December 31, 2012, we had 94 full-time employees and 4 part-time employees, none of whom are represented by a collective bargaining unit.  We believe that our relationship with our employees is good.

Subsidiaries

First Advantage Bank has one subsidiary, First Financial Mortgage Corp., which was inactive at December 31, 2012.  On December 19, 2007, First Financial Mortgage Corp. conveyed its only remaining tangible asset, the Blue Hole Lodge, to First Advantage Bancorp for the sum of $200,000.   Acquired in 2001 as a meeting and training center, the Blue Hole Lodge property consists of approximately five acres with an improved lodge building.  Acquisition and improvement costs totaled approximately $1.3 million.  As of December 31, 2012, the property had been written down to $200,000, which is the estimated fair value of the property and is carried in other assets in the consolidated balance sheet.

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

The Company registered with the Board of Governors of the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956. As a result, it is subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

•
Minimum Capital Requirements and Enhanced Supervision. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

•
The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. Because this is an entirely new agency, the impact on us is largely uncertain. However, any new regulatory requirements or modified interpretations of existing regulations will affect our consumer business practices and operations potentially resulting in increased compliance costs.

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

•
Payment of Interest on Demand Deposits. On July 21, 2011, the Federal Reserve’s final rule repealing Regulation Q, Prohibition Against Payment of Interest on Demand Deposits, became effective. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase.

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

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see applicable sections of this “Regulation and Supervision” section. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depended upon the category to which it is assigned and, effective April 1, 2009, assessment rates range from seven to 77.5 basis points. On February 7, 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which became effective on April 1, 2011, revised the base on which deposit insurance assessments are charged from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report the daily average consolidated total assets, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.

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

As of December 31, 2012, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

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

Basel III.

On December 17, 2009, the Basel Committee proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier 1 Capital and Tier II Capital applicable to Basel III.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for U.S. banks with assets of less than $50 billion is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of the implementation of Basel III, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which would increase existing capital requirements substantially over a phase-in period. These capital reforms were endorsed by the G20 at the summit held in November 2010. On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules which would generally be applicable to institutions with greater than $50 billion in assets beginning January 1, 2013 and phasing in through January 2019. On November 9, 2012, U.S. regulators announced a delay in implementation, with no new effective date named.

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

Federal Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2006.  For 2012, First Advantage Bancorp’s maximum federal income tax rate was 34.0%.

First Advantage Bancorp and the Bank have entered into a tax allocation agreement.  Because First Advantage Bancorp owns 100% of the issued and outstanding capital stock of the Bank, First Advantage Bancorp and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group First Advantage Bancorp is the common parent corporation.  As a result of this affiliation, the Bank is included in the filing of a consolidated federal income tax return with First Advantage Bancorp and the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

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

Executive Officers of the Registrant

The following individuals serve as executive officers of the Company and the Bank:
Name	Position
Earl O. Bradley, III	Chief Executive Officer
John T. Halliburton	President
Gerald L. Cooksey, Jr.	Chief Financial Officer, Chief Operations Officer and Corporate Secretary
Jon R. Clouser	Chief Lending Officer – First Advantage Bank
Cindy D. Smith	Chief Marketing and Delivery Channel Officer – First Advantage Bank

Below is information regarding our executive officers who are not also directors.  Ages presented are as of December 31, 2012.

Gerald L. Cooksey, Jr. has served as Chief Operations Officer for First Advantage Bank since September 2012 and as the Chief Financial Officer and Corporate Secretary of the Company and the Bank since December 2012.  Prior to joining the Bank, Mr. Cooksey served as Senior Vice President and Controller of First Security Group, Inc. and its subsidiary, FSGBank, N.A. (Chattanooga, Tennessee).  From 2008 to 2011, he served as Senior Vice President and Chief Financial Officer of Clayton Bank and Trust (Knoxville, Tennessee).  Age 47

Jon R. Clouser has served as the Chief Lending Officer of First Advantage Bank since March 2007.  From March 2003 to March 2007, Mr. Clouser was an Executive Vice President of Cumberland Bank and Trust.  Mr. Clouser also served as a Senior Vice President of Old National Bank (formerly Heritage Bank) from 1990 to March 2003.  Age 59

Cindy D. Smith has served as Chief Marketing and Delivery Channel Officer of First Advantage Bank since September 2012 and prior to that served as Chief Operations Officer of First Advantage Bank from March 2011 until September 2012.  Prior to that time, Ms. Smith had served as Vice President of the Bank since September 2010.  Before joining First Advantage Bank, in September 2010, Ms. Smith was the Vice President of sales and marketing, mobile payments for Bling Nation located in Palo Alto, California.  Age 49.

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

From December 2007 through June 2009, the United States economy was in a recession.  Business activity across a wide range of industries and regions in the United States was greatly reduced and local governments and many businesses are still experiencing serious difficulty due to lower consumer spending and decreased liquidity in the credit markets. Unemployment has continued to remain at high levels.

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

Overall, during 2012, the business environment has been adverse for many households and businesses in the United States and worldwide. While the business environment in Montgomery and Davidson counties in Tennessee, and the markets in which we operate have been less adverse than in the United States as a whole, there can be no assurances that a continued overall economic downturn could eventually have a negative effect in our market area.  Such conditions could adversely affect the credit quality of our loans, results of operations and our financial condition.

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

We have entered into two balance sheet leverage transactions, utilizing structured repurchase agreements, which totaled $35 million.  $25 million of the borrowings have call options ranging from two to three years after origination, with final maturities ranging from five to ten years if they are not called.  Collateral for the borrowings consists of U. S. Agency pass-through Mortgage Backed Securities (the “Securities”).  Borrowing rates as of the report date are substantially lower than when the leverage transaction was originated.  If borrowing rates remain at or near current low levels for two to three years it is possible that the structured repurchase agreement borrowings will not be called and the bank will be paying above market rates for borrowings for an extended period of time.  Additionally, the recent decrease in mortgage rates has increased the amount of mortgages being refinanced.  Prepayment of the mortgages that are collateral for the securities used in the structured repurchase agreement could require us to substitute additional collateral if the minimum collateral level is not maintained.   The Bank may not have suitable collateral in the portfolio to substitute at the time and would have to purchase additional securities at market prices.  Additional purchases would likely be reinvested in much lower yielding investments.  Both factors discussed here could contribute to a mismatch in terms of the effective duration of both the borrowings and the Securities and would negatively impact the anticipated spread on the leverage transaction.

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

A large majority of our loans are secured by real estate in Montgomery and Davidson counties in Tennessee, and the surrounding areas.  As a result of this concentration, a further downturn in the local economy could significantly increase nonperforming loans, which would hurt our profits.  Historically, Fort Campbell, a nearby U.S. Army installation, has played a significant role in the economy of our primary market area.  Future deployments would dampen economic activity. Furthermore, a continued decline in real estate values could lead to some of our mortgage loans becoming inadequately collateralized, which would expose us to greater risk of loss.  Additionally, a decline in real estate values could hurt our portfolio of construction loans, nonresidential real estate loans, and land loans and could reduce our ability to originate such loans.  For a discussion of our primary market area, see Item 1, “Business—Market Area.”

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

Recently enacted regulatory reform may have a material impact on our operations

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2012.

Location	Year Opened	Approximate Square Footage	Status

Main Office: 1430 Madison Street Clarksville, Tennessee 37040	2006	17,000	Owned

Branch Offices: Tradewinds Branch 1929 Madison Street Clarksville, Tennessee 37043	2007	2,300	Owned

St. Bethlehem Branch 2070 Wilma Rudolph Boulevard Clarksville, Tennessee 37043	2009	4,000	Owned

North Clarksville Branch 1800 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1996	8,000	Owned

Riverbend Branch (1) 1265 Highway 48 Clarksville, Tennessee 37040	2009	2,100	Leased

Nashville Branch One American Center 3100 West End Avenue Suite 230 & Suite 250 Nashville, Tennessee 37203	2012	5,632	Leased

ATM Site 1193 & 1195 Ft. Campbell Boulevard Clarksville, Tennessee 37042	1984	N/A	Owned

Other Properties: Commercial Lot (2) Pleasant View, Tennessee 37040	N/A	N/A	Owned

Downtown (Drive-Thru Only) (2) 224 N. 2nd Street Clarksville, Tennessee 37042	1995	600	Owned

Blue Hole Lodge (3) 661 Dunbar Cave Road Clarksville, Tennessee 37043	N/A	N/A	Owned
Mortgage Office 933-F Tracy Lane Clarksville, TN 37040	2010	1,277	Leased

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FABK.”   The following table sets forth the high and low intra-day sales prices of First Advantage Bancorp’s common stock for each quarter of 2012 and 2011, as reported by Nasdaq, and the quarterly cash dividends paid per share.

			Cash
			Dividends
2012	High	Low	Paid

First Quarter	$13.19	$12.61	$0.05
Second Quarter	13.59	12.93	0.05
Third Quarter	13.99	12.76	0.05
Fourth Quarter	13.21	12.53	0.05

			Cash
			Dividends
2011	High	Low	Paid

First Quarter	$13.82	$12.00	$0.05
Second Quarter	13.89	12.17	0.05
Third Quarter	13.12	11.96	0.05
Fourth Quarter	13.01	12.55	0.05

As of December 31, 2012, there were 4,319,585 shares of the Company’s common stock issued and 3,949,501 shares of the Company’s common stock outstanding.  Such outstanding shares were held by approximately 564 holders of record as of December 31, 2012.  The closing price per share of the Company’s common stock on December 31, 2012, the last trading day of the Company’s fiscal year, was $12.85.

Purchases of Equity Securities

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
October 1, 2012 to October 31, 2012	-	$-	-	235,923
November 1, 2012 to November 30, 2012	-	-	-	235,923
December 1, 2012 to December 31, 2012	-	-	-	235,923
Total	-	$-	-	235,923

Item 6.  SELECTED FINANCIAL DATA

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Financial Condition Data:
Total assets	$357,706	$366,149	$345,252	$344,224	$338,404
Cash and due from banks	5,735	7,651	4,151	9,204	7,991
Interest-bearing demand deposits with banks	11,905	1,680	1,387	1,686	4,243
Federal funds sold	2,525	1,425	2,250	975	9
Available-for-sale securities, fair value	54,667	70,279	74,214	98,736	129,076
Loans held for sale	1,348	5,509	3,155	2,265	866
Loans, net	265,161	259,534	238,346	211,137	176,412
Deposits	250,451	232,584	219,504	216,240	186,807
Federal Home Loan Bank advances and borrowings at other banks	38,000	58,500	48,000	48,000	73,550
Shareholders' equity	66,528	66,475	66,727	70,526	70,261

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data:	(Dollars in thousands)
Interest and dividend income	$17,832	$17,655	$17,571	$17,232	$17,285
Interest expense	3,223	3,903	4,999	6,367	6,602
Net interest income	14,609	13,752	12,572	10,865	10,683
Provision (credit) for loan losses	1,468	967	1,334	868	685
Net interest income after provision (credit) for loan losses	13,141	12,785	11,238	9,997	9,998
Non-interest income (1) (2)	3,583	2,522	2,738	1,649	(13,796)
Non-interest expense	12,789	12,286	11,312	11,151	10,145
Income (loss) before provision (credit) for income taxes	3,935	3,021	2,664	495	(13,943)
Provision (credit) for income taxes	1,535	1,121	968	135	(5,848)
Net income (loss)	$2,400	$1,900	$1,696	$360	$(8,095)

Basic earnings (loss) per common share	$0.61	$0.47	$0.40	$0.08	$(1.73)
Diluted earnings (loss) per common share	$0.57	$0.44	$0.39	$0.08	$(1.73)

______________
(1)	In 2008, includes net loss on sale of securities of $2.7 million and other-than-temporary impairment charges of $13.6 million.
(2)	In 2009, includes other-than-temporary impairment charges of $1.1 million.

	At or for the Year Ended December 31,
Selected Financial Ratios and Other Data	2012		2011		2010		2009		2008

Performance Ratios:
Return on average assets	0.67%		0.55%		0.49%		0.10%		(2.60)%
Return on average equity	3.61		2.82		2.48		0.51		(10.65)
Interest rate spread (1)	3.96		3.79		3.41		2.86		2.86
Net interest margin (2)	4.24		4.15		3.84		3.37		3.60
Other expenses to average assets	3.55		3.54		3.27		3.24		3.26
Dividend payout ratio (3)	35.09		45.50		51.30		250.00		N/M
Efficiency ratio (4)	70.30		75.49		73.89		89.11		(325.89)
Average interest-earning assets to average interest-bearing liabilities	1.30	x	1.31	x	1.28	x	1.26	x	1.33	x
Average equity to average assets	18.49%		19.41%		19.82%		20.38%		24.41%

Capital Ratios (Bank only):
Tangible capital	14.91%		13.88%		13.89%		13.08%		12.86%
Core capital	14.91		13.88		13.89		13.08		12.86
Total risk-based capital	21.11		19.03		19.24		19.87		22.49

Asset Quality Ratios:
Allowance for loan losses as a percent of nonperforming loans	69.60%		154.81%		122.24%		200.50%		262.00%
Net charge-offs to average outstanding loans during the period	0.20		0.12		0.22		0.12		0.01
Non-performing loans as a percent of total loans	2.79		1.08		1.23		0.66		0.46
Non-performing assets as a percent of total assets	2.47		1.16		0.90		0.50		0.25

Other Data:
Number of offices (5)	6		5		5		5		5
Number of deposit accounts	13,651		13,406		13,270		12,872		12,052
Number of loans	1,871		1,857		1,905		1,823		1,587

_______________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents dividends declared per common share divided by diluted earnings per common share.
(4)	Represents other expenses divided by the sum of net interest income and other income.
(5)	For 2008 includes a limited service office with drive-thru and ATM services only.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2012 and 2011 and results of operations for each of the years in the two-year period ended December 31, 2012. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Nonresidential real estate loans were the largest segment of our loan portfolio as of December 31, 2012.  These loans totaled $102.6 million, or 38.0% of total loans, at December 31, 2012. At December 31, 2011, these loans totaled $98.3 million, or 37.3% of total loans.  The balance of nonresidential real estate loans increased during the year due to our emphasis on growing loans in this category, particularly with respect to small businesses.

At December 31, 2012, one-to-four family loans totaled $49.3 million, or 18.2% of total loans, compared to $44.8 million, or 17.0% of total loans at December 31, 2011.  The balance of one-to-four family loans increased during the year primarily due to the migration of maturing one-to-four family constructions loans to permanent one-to-four family loans.  Such loans were made in the usual course of business and on market terms, based on either original construction-to-permanent loan agreements with individuals or contractual curtailment terms with building contractors on speculative construction loans.   The Bank also occasionally originates and retains one-to-four family loans for specific customers.

Our construction loan portfolio consists primarily of residential construction loans, including speculative residential construction loans. Construction loans totaled $34.1 million, or 12.6% of total loans, at December 31, 2012. At December 31, 2011, these loans totaled $27.7 million, or 10.5% of total loans.

Land loans totaled $28.1 million, or 10.4% of total loans, at December 31, 2012, compared to $25.4 million, or 9.6% of total loans at December 31, 2011.  These loans are primarily secured by vacant land to be improved for residential development.

Multi-family real estate loans totaled $17.6 million, or 6.5% of total loans at December 31, 2012. At December 31, 2011, these loans totaled $16.7 million, or 6.3% of gross loans.

Consumer loans totaled $20.4 million, or 7.6% of total loans, at December 31, 2012 compared to $22.4 million, or 8.5% of gross loans at December 31, 2011.

Commercial business loans totaled $18.5 million, or 6.8% of total loans at December 31, 2012 compared to $28.5 million, or 10.8% of total loans at December 31, 2011.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One-to-four family	$49,290	18.2%	$44,813	17.0%	$43,695	18.1%
Multi-family	17,600	6.5	16,695	6.3	13,592	5.6
Nonresidential	102,581	38.0	98,278	37.3	77,089	31.9
Construction loans:
One-to-four family	20,920	7.7	18,618	7.1	20,373	8.4
Multi-family	2,828	1.0	2,357	0.9	357	0.1
Nonresidential	10,311	3.8	6,753	2.6	5,929	2.5
Land loans	28,070	10.4	25,409	9.6	26,394	10.9
Total real estate loans	231,600	85.6	212,923	80.7	187,429	77.5

Consumer:
Home equity loans and lines of credit	18,678	6.9	19,722	7.5	18,761	7.7
Auto loans	452	0.2	429	0.2	639	0.3
Deposit loans	216	0.1	321	0.1	377	0.2
Other	1,069	0.4	1,905	0.7	2,240	0.9
Total consumer loans	20,415	7.6	22,377	8.5	22,017	9.1

Commercial loans	18,454	6.8	28,462	10.8	32,460	13.4

Total loans	270,469	100.0%	263,762	100.0%	241,906	100.0%
Allowance for loan losses	(5,258)		(4,316)		(3,649)
Net deferred loan (fees) costs	(50)		88		89
Loans receivable, net	$265,161		$259,534		$238,346

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Real estate loans:
Permanent loans:
One-to-four family	$44,582	20.8%	$38,210	21.4%
Multi-family	13,695	6.4	10,816	6.1
Nonresidential	63,910	29.9	54,375	30.4
Construction loans:
One-to-four family	13,880	6.5	16,769	9.4
Multi-family	3,060	1.4	2,060	1.1
Nonresidential	9,941	4.6	5,410	3.0
Land loans	20,849	9.7	14,216	8.0
Total real estate loans	169,917	79.3	141,856	79.4

Consumer:
Home equity loans and lines of credit	16,445	7.7	13,575	7.6
Auto loans	850	0.4	984	0.6
Deposit loans	257	0.1	255	0.1
Other	2,339	1.1	1,938	1.1
Total consumer loans	19,891	9.3	16,752	9.4

Commercial loans	24,069	11.4	20,105	11.2

Total loans	213,877	100.0%	178,713	100.0%
Allowance for loan losses	(2,813)		(2,175)
Net deferred loan costs (fees)	73		(126)
Loans receivable, net	$211,137		$176,412

Loan Maturity

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which may significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2012
		Multi-
		Family and
		Nonresidential
	One-to-Four	Real Estate					Total
	Family	Loans	Construction	Land	Consumer	Commercial	Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$12,799	$39,184	$29,237	$14,569	$11,849	$10,561	$118,199
More than one year to three years	5,706	20,800	214	10,683	1,076	487	38,966
More than three years to five years	17,904	42,999	3,898	2,522	977	3,022	71,322
More than five years to fifteen years	8,978	17,198	710	296	6,513	4,384	38,079
More than fifteen years	3,903	-	-	-	-	-	3,903
Total	$49,290	$120,181	$34,059	$28,070	$20,415	$18,454	$270,469

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2012 that are due after December 31, 2013, and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family	$31,159	$5,332	$36,491
Multi-family and nonresidential	73,207	7,790	80,997
Construction	4,822	-	4,822
Land	2,528	10,973	13,501
Consumer	2,241	6,325	8,566
Commercial	7,482	411	7,893
Total	$121,439	$30,831	$152,270

Our adjustable-rate mortgage loans do not adjust downward below the initial discounted contract rate. When market interest rates rise the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Securities. Our securities portfolio consists primarily of U.S. government callable federal agency bonds, U.S. government agency mortgage-backed securities, and obligations of states and political subdivisions with a relatively smaller investment in collateralized mortgage obligations and other securities.  For the year ended December 31, 2012 the amortized cost of our securities decreased by $14.6 million, as excess funds were utilized to fund loan growth in lieu of investment funding.

Our callable securities, with a fair value of $16.5 million at December 31, 2012, consist of U.S. government agency bonds and securities that are callable within one year, state and political subdivisions bonds that are callable beginning in periods ranging from two to ten years, and corporate debt securities that are callable beginning in periods ranging from one to three years.

	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
U. S. Treasury	$4,651	$5,735	$4,692	$6,075	$4,730	$6,093
U. S. Government agencies	6,988	6,996	8,000	8,022	7,999	7,918
Mortgage-backed securities	26,306	28,192	40,097	42,896	43,748	46,349
Collateralized mortgage obligations	2,304	2,295	2,611	2,490	3,993	4,080
State and political subdivisions	10,708	11,449	10,163	10,619	9,555	9,717
Corporate debt securities	-	-	2	177	18	57
Total	$50,957	$54,667	$65,565	$70,279	$70,043	$74,214

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2012. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

			One Year to		Five Years to		More than
	One Year or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
U.S. Treasury	$-	-%	$5,735	8.01%	$-	-%	$-	-%	$5,735	8.01%
U.S. government agencies	-	-	-	-	-	-	6,996	2.60	6,996	2.60
State and political subdivisions	-	-	2,508	3.89	2,950	3.58	5,991	3.64	11,449	3.68
Mortgage-backed securities	2	6.00	127	5.78	169	5.13	27,894	4.54	28,192	4.55
Collateralized mortgage obligations	-	-	-	-	-	-	2,295	2.78	2,295	2.78
Total	$2	6.00%	$8,370	6.74%	$3,119	3.66%	$43,176	4.01%	$54,667	4.33%

Deposits. Deposit accounts, primarily obtained from individuals and businesses within our local market area, are our primary source of funds for lending and investment. Our deposit accounts are comprised of non-interest-bearing accounts, interest-bearing savings accounts, checking accounts, money market accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2012	2011	2010
	(Dollars in thousands)
Non-interest bearing checking accounts	$26,978	$28,062	$19,681
Interest bearing accounts:
Savings	42,414	44,003	41,770
Checking	61,900	59,430	58,753
Money market	29,408	30,927	20,336
Certificates of deposit	89,751	70,162	78,964
Total	$250,451	$232,584	$219,504

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2012.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
At December 31, 2012	(Dollars in thousands)
Three months or less	$15,988
Over three through six months	5,145
Over six through twelve months	12,487
Over twelve months	11,605
Total	$45,225

Borrowings.

Short term borrowings.  Short-term borrowings consist of Federal Home Loan Bank (“FHLB”) overnight advances and federal funds purchased and securities sold under agreements to repurchase.  Federal funds purchased are short-term borrowings that typically mature within one to ninety days and reprice daily.  As of December 31, 2012 and 2011 the balances of short-term advances from FHLB were $-0- and $10,500, respectively.  Securities sold under agreements to repurchase consist of customer funds that are invested overnight in investment securities.   The following table shows the distribution of short-term borrowings, the weighted average interest rates thereon and the maximum month-end balance at the end of each of the last two years.

FHLB Advances and other borrowings
(Dollars in thousands)

FHLB Short Term Advances	December 31, 2012	December 31, 2011
Balance at Year End	$-	$10,500
Weighted Avg Rate at Year End	-%	0.049%
Average Balance During the Year	1,260	682
Weighted Avg Rate During the Year	0.106%	0.073%
Maximum month-end Balance	5,500	10,500

Fed Funds Purchased
Balance at Year End	$-	$-
Weighted Avg Rate at Year End	-	-
Average Balance During the Year	19	66
Weighted Avg Rate During the Year	1.27%	1.27%
Maximum month-end Balance	-	-

Securities Sold Under Agreements to Repurchase
Balance at Year End	$982	$4,176
Weighted Avg Rate at Year End	0.25%	0.74%
Average Balance During the Year	6,859	5,475
Weighted Avg Rate During the Year	0.51%	1.69%
Maximum month-end Balance	13,227	10,044

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

Structured Repurchase Agreements.  In a leverage strategy, on April 30, 2008, the Bank entered into two balance sheet leverage transactions whereby it borrowed a total of $35,000 in multiple rate repurchase agreements with an initial average cost of 3.67% and invested the proceeds in U. S. Agency pass-through mortgage backed securities (the “Securities”), which were pledged as collateral.  The Bank secured the borrowed funds by Securities valued at 116% of the outstanding principal balance of the borrowings.  The borrowings have original maturity dates ranging from four to ten years, with a weighted average maturity of 3.3 years and certain borrowings have a call option starting with periods ranging from one to two years after origination and are continuously callable after the initial call date.  During the loan term, any collateral that is subject to maturity or call is replaced with other U. S. Agency instruments approved by the lender.

A summary of the material terms of each agreement is set forth below.

Outstanding at
Term Repurchase Agreements:	December 31, 2012

$10,000 Repurchase agreement - rate 3.28%, due April 30, 2018, callable after April 30, 2011	$10,000
$5,000 Repurchase agreement - rate 2.96%, due April 30, 2018, callable after April 30, 2010	5,000
$10,000 Repurchase agreement - rate 3.71%, due April 30, 2013, callable after April 30, 2011, with embedded interest cap	10,000
$10,000 Repurchase agreement - rate 4.39%, due April 30, 2012 with embedded interest cap	-
$25,000

Results of Operations for the Years Ended December 31, 2012 and 2011

Overview.

Net income totaled $2.4 million for the year ended December 31, 2012 compared to net income of $1.9 million for the year ended December 31, 2011.

Net Interest Income.

Net interest income was $14.6 million for the year ended December 31, 2012 compared to $13.8 million for the year ended December 31, 2011.  Total interest income of $17.8 million was recorded for the year ended December 31, 2012, as interest income on loans increased and interest income on securities and other interest income decreased.    Interest income on loans increased by 4.6% to $15.2 million due to higher average balances while the average yield increased to 7.70% for year ended 2012.  Interest income on investment securities decreased by 16.8% to $2.4 million, primarily due to a decrease of $5.9 million, or 8.4%, in average investment balances for the year ended December 31, 2012.

Total interest expense was $3.2 million for the year ended December 31, 2012 compared to $3.9 million for the year ended December 31, 2011.  Average Federal Home Loan Bank advances and other borrowings increased by $343,000 and interest expense related to these borrowings decreased $40,000, or 8.7%, while the rate paid increased 48 basis points, for the year ended December 31, 2012.  The cost of interest-bearing deposits decreased $345,000, or 16.1%, at December 31, 2012 as compared to December 31, 2011, as average balances of interest-bearing deposits increased $18.5 million to $218.1 million at December 31, 2012 as compared to December 31, 2011.  Average long-term borrowings at other banks (which consist of borrowings related to the leverage transaction entered into in April of 2008) decreased 19.2% to $28.3 million, and interest expense decreased $295,000, or 22.6%, to $1.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Average Balances and Yields.

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years ended December 31, 2012, 2011 and 2010.  No tax equivalent adjustments have been made as the Company’s investment in tax exempt assets, during the periods presented, was considered immaterial. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets. Non-accrual loans are included in average balances. Loan fees and late charges are included in interest income on loans and are not material.

	Year Ended December 31,
	2012			2011			2010

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$ 12,458	$ 29	0.23%	$ 12,542	$ 43	0.34%	$ 11,796	$ 44	0.37%
Loans	263,256	15,175	5.76%	243,722	14,505	5.95%	229,437	13,641	5.95%
Investment securities	64,256	2,418	3.76%	70,165	2,905	4.14%	81,163	3,659	4.51%
Other interest-earning assets	4,926	210	4.26%	4,855	202	4.16%	5,148	227	4.41%
Total interest-earning assets	344,896	17,832	5.17%	331,284	17,655	5.33%	327,544	17,571	5.36%
Non-interest-earning assets	15,146			15,820			18,027
Total assets	$ 360,042			$ 347,104			$ 345,571

Liabilities and shareholders' equity:
Interest-bearing deposits	$ 218,084	$ 1,792	0.82%	$ 199,566	$ 2,137	1.07%	$ 200,842	$ 3,192	1.59%
FHLB advances and other borrowings	19,566	422	2.16%	19,223	462	2.40%	19,323	500	2.59%
Long-term borrowings at other banks	28,279	1,009	3.57%	35,000	1,304	3.73%	35,000	1,307	3.73%
Total interest-bearing liabilities	265,929	3,223	1.21%	253,789	3,903	1.54%	255,165	4,999	1.96%
Non-interest-bearing deposits	25,749			23,104			18,176
Other noninterest-bearing liabilities	1,800			2,829			3,743
Total liabilities	293,478			279,722			277,084
Shareholders' equity	66,564			67,382			68,487
Total liabilities and shareholders' equity	$ 360,042			$ 347,104			$ 345,571
Net interest income		$ 14,609			$ 13,752			$ 12,572
Net interest margin			4.24%			4.15%			3.84%
Interest rate spread			3.96%			3.79%			3.40%
Average interest-earning assets to
average interest-bearing liabilities			129.69%			130.54%			128.37%

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

	Year Ended December 31, 2012 compared to Year Ended December 31, 2011			Year Ended December 31, 2011 compared to Year Ended December 31, 2010
	Increase (Decrease) due to			Increase (Decrease)due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Interest-earning demand deposits	$-	$(14)	$(14)	$3	$(4)	$(1)
Loans	1,109	(439)	670	841	23	864
Investment securities	(232)	(255)	(487)	(469)	(285)	(754)
Other interest-earning assets	3	5	8	(12)	(13)	(25)
Total earning assets	$880	$(703)	$177	$363	$(279)	$84

Interest expense:
Interest bearing deposits	$231	$(576)	$(345)	$(18)	$(1,037)	$(1,055)
FHLB advances and other borrowings	9	(49)	(40)	(3)	(35)	(38)
Long-term borrowings at other banks	(241)	(54)	(295)	1	(4)	(3)
Total interest-bearing liabilities	(1)	(679)	(680)	(20)	(1,076)	(1,096)
Net increase (decrease) in interest income	$881	$(24)	$857	$383	$797	$1,180

Provision for Loan Losses.

The provision for loan losses was $1.5 million for the year ended December 31, 2012 compared to $967,000 for the year ended December 31, 2011.  The increase in the provision in 2012 was primarily due to a specific loan whereby an updated appraisal was received on commercial property securing a loan that was deemed insufficient to cover the loan balance in the event the loan were to become collateral dependent.  To date, the loan has performed as agreed, but nonetheless, a specific reserve was set aside in the amount of the appraised collateral shortfall. The Bank continues to closely monitor asset quality and believes that the allowance for loan losses at December 31, 2012 adequately reserved for any potential losses inherent in the loan portfolio at year-end.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income.  The following table shows the components of non-interest income for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	% Change
	(Dollars in thousands)
Non-interest Income
Service charges on deposit accounts and other fees	$1,198	$1,267	(5.45)%
Net gains on sales of mortgage loans held for sale	1,040	973	6.89
Net realized gain on sales of available-for-sale securities	478	25	1,812.00
Insurance and brokerage commissions	189	121	56.20
Net realized gain on sales of other assets held-for-sale	538	-	-
Other	140	136	2.94
Total non-interest income	$3,583	$2,522	42.07%

Total non-interest income was $3.6 million for the year ended December 31, 2012, compared to total non-interest income of $2.5 million for the year ended December 31, 2011.

Comparative results for the twelve months ended December 31, 2012 versus the twelve months ended December 31, 2011 were primarily impacted by gains of $538,000 on the sale of real estate and gains of $478,000 on the sale of securities classified as available-for-sale during 2012. Additionally, the Company had an increase of 6.89% to $1.0 million in net gains on sales of mortgage loans held for sale and an increase of 56.20% in insurance and brokerage commissions as compared to the year ended 2011. These increases in noninterest income were partially offset by a decrease in service charges on deposit accounts and other fees of $69,000 during 2012 as compared to 2011.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	% Change
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$6,698	$6,292	6.45%
Net occupancy expense	794	703	12.94
Equipment expense	720	722	(0.28)
Data processing fees	977	960	1.77
Professional fees	891	831	7.22
Marketing expense	383	563	(31.97)
Supplies and communication	393	341	15.25
Loan collection and repossession expense	167	38	339.47
Other	1,766	1,836	(3.81)
Total non-interest expense	$12,789	$12,286	4.09%

For the year ended December 31, 2012 non-interest expense increased $503,000, or 4.1% to $12.8 million compared to $12.3 million for the year ended December 31, 2011.  The increase in non-interest expense in 2012 was primarily due to an increase of $406,000, or 6.5%, in salary and employee benefits expense for the year ended 2012 as compared to 2011 as well as an increase of $91,000, or 12.9%, in net occupancy expense for the year ended 2012 as compared to the year ended 2011.  These increases were primarily due to increased staffing and occupancy expenses associated with the opening of the Bank’s Nashville office.

Professional fees increased $60,000 or 7.2% to $891,000 for the year ended December 31, 2012 compared to $831,000 at December 31, 2011.  Marketing expense decreased $180,000, or 32.0%, to $383,000 at December 31, 2012 compared to $563,000 at December 31, 2011.  Loan collection and repossessed asset expense increased to $129,000 for the year ended December 31, 2012 from $38,000 for the year ended December 31, 2011. Supplies and communication expense increased $52,000, or 15.2%, to $393,000 at December 31, 2012 as compared to the year ended December 31, 2011.

Provision for Income Taxes.

The provision for income taxes was $1.5 million for the year ended December 31, 2012 compared to a provision for income taxes of $1.1 million for the year ended December 31, 2011.  The effective income tax rate differs from the federal statutory rate due primarily to state income taxes and exempt interest income.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$720	$2,135	$1,266	$888	$641
Multifamily and nonresidential	6,437	-	541	432	-
Construction	-	-	-	-	165
Land	-	-	541	-	-
Consumer	75	254	240	65	10
Commercial	319	399	397	18	14
Total	7,551	2,788	2,985	1,403	830

Accruing loans past due 90 days or more:
One-to-four family	-	-	-	-	-
Multi-family and nonresidential	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Total	-	-	-	-	-
Total of nonaccrual and 90 days or more past due loans	7,551	2,788	2,985	1,403	830
Real estate owned	1,279	1,391	115	301	-
Other nonperforming assets	-	-	16	-	-
Total nonperforming assets	$8,830	$4,179	$3,116	$1,704	$830
Total nonperforming loans to total loans	2.79%	1.06%	1.23%	0.66%	0.46%
Total nonperforming loans to total assets	2.11%	0.76%	0.86%	0.41%	0.25%
Total nonperforming assets to total assets	2.47%	1.14%	0.90%	0.50%	0.25%

Non-performing assets totaled $8.8 million, or 2.47% of total assets, at December 31, 2012 compared to $4.2 million, or 1.14% of total assets, at December 31, 2011.  At December 31, 2012, other real estate owned totaled $1.3 million compared to $1.4 million at December 31, 2011.  At December 31, 2012, other real estate owned consisted primarily of three residential real estate properties and one commercial real estate property.  One residential real estate property was foreclosed in late 2011 as a construction loan and required approximately $90,000 to complete and prepare for listing.  At year-end 2012, all of the other real estate owned properties were listed for sale.  There was an 11.2% increase in the level of classified assets from $11.5 million at December 31, 2011 to $12.8 million at December 31, 2012 primarily due to increased classified assets in the multi-family and nonresidential loan portfolios.  The Bank continues to focus on working closely with customers in order to mitigate any loss exposure associated with the increase in the level of classified assets.  Classified assets are primarily loans rated special mention, substandard, or doubtful in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves have been established to account for the increased credit risk of these assets.  Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $40,000 in 2012 and $68,000 in 2011.

The following tables set forth information about modifications which were considered troubled debt restructurings (“TDRs”) as of December 31, 2012 and December 31, 2011.

Modifications
As of December 31, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168	$160
Multi-family and nonresidential	1	3,103	2,954
Commercial	2	127	125
Total	4	$3,398	$3,239

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial	1	$67

Modifications
As of December 31, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168	$165
Consumer and other	1	40	40
Commercial	2	237	231
Total	4	$445	$436

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family	1	$168

 Loans characterized as TDRs totaled $3.2 million at December 31, 2012, compared to $436 at December 31, 2011. The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $0 at both December 31, 2012 and 2011. The TDR total at December 31, 2012 is comprised of two performing and two nonperforming loans.  The significant increase in TDR loans occurred during the third quarter of 2012, when one non-residential commercial real estate loan totaling $3.1 million was restructured as a TDR and the Bank advanced additional funds to the borrowers in order to cover property taxes for the years 2010 and 2011.  Additionally, during the third quarter, the Bank received an appraisal which indicated a shortfall in the value of the collateral by which this loan is secured, consequently a specific impairment of $888,000 was recorded.  This loan continues to pay based on the contractual terms and is not past due.  Management believes that the specific reserves carried at December 31, 2012 were adequate to cover potential future losses related to this relationship at that date. At December 31, 2012, one TDR consisted of a single family residential loan in the amount of $160,000.  This loan was reported to be in foreclosure eligibility status at December 31, 2011; however, during the first quarter of 2012 the loan was brought current by the customer and foreclosure proceedings were ceased.  Management continues to monitor the status of this loan.  The remaining TDRs consist of two commercial loans which totaled $125,000 at December 31, 2012.  One of these loans is paying in accordance with restructured terms.  TDRs, like all other loans, are placed on nonaccrual status at management discretion or upon becoming ninety days past due.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2012	2011
	(Dollars in thousands)

Special mention assets	$3,163	$3,178
Substandard assets	9,604	8,096
Doubtful assets	-	211
Total classified assets	$12,767	$11,485

Classified assets increased to $12.8 million at December 31, 2012 as compared to $11.5 million at December 31, 2011, primarily related to increase in the multi-family and nonresidential loan portfolios.  Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2012, our allowance for loan losses represented 1.9% of total gross loans and 69.6% of nonperforming loans.  At December 31, 2011, our allowance for loan losses represented 1.6% of total gross loans and 154.8% of nonperforming loans.  The allowance for loan losses increased $942,000 to $5.3 million at December 31, 2012 from $4.3 million at December 31, 2011 primarily due to a specific loan impairment of $888,000 as a result of an appraisal which indicated a shortfall in the collateral value by which this loan is secured.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2012			2011			2010
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One-to-four family	$400	7.6%	18.2%	$476	11.0%	17.0%	$545	14.9%	18.1%
Multi-family and nonresidential	2,852	54.2	44.5	1,063	24.6	43.6	1,061	29.1	37.5
Construction	400	7.6	12.5	400	9.3	10.5	325	8.9	11.0
Land	522	9.9	10.4	614	14.2	9.6	730	20.0	10.9
Consumer	252	4.8	7.6	296	6.9	8.5	250	6.9	9.1
Commercial	832	15.9	6.8	1,467	34.0	10.8	738	20.2	13.4
Total allowance for loan losses	$5,258	100.0%	100.0%	$4,316	100.0%	100.0%	$3,649	100.0%	100.0%

	At December 31,
	2009			2008
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One-to-four family	$280	10.0%	20.8%	$220	10.1%	21.4%
Multi-family and nonresidential	1,125	40.0	36.3	871	40.1	36.5
Construction	160	5.7	12.5	185	8.5	13.6
Land	286	10.2	9.7	39	1.8	8.0
Consumer	200	7.1	9.3	135	6.2	9.3
Commercial	762	27.1	11.4	725	33.4	11.2
Total allowance for loan losses	$2,813	100.0%	100.0%	$2,175	100.0%	100.0%

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

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$4,316	$3,649	$2,813	$2,175	$1,510
Provision (Credit) for loan losses	1,469	967	1,334	868	685
Charge offs:
One-to-four family	239	18	311	44	22
Multi-family and nonresidential	-	9	-	-	-
Construction	31	32	-	-	-
Land	-	-	-	-	-
Consumer	43	45	124	68	67
Commercial	229	236	91	150	-
Total charge-offs	542	340	526	262	89
Recoveries:
One-to-four family	-	-	4	-	2
Multi-family and nonresidential	6	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Consumer	2	8	12	13	41
Commercial	7	32	12	19	26
Total recoveries	15	40	28	32	69
Net charge-offs	527	300	498	230	20
Allowance for loan losses at end of period	$5,258	$4,316	$3,649	$2,813	$2,175
Allowance for loan losses to nonperforming loans	69.63%	154.81%	122.20%	200.50%	262.00%
Allowance for loan losses to total loans outstanding at the end of the period	1.94%	1.64%	1.51%	1.31%	1.22%
Net charge-offs to average loans outstanding during the year	0.20%	0.12%	0.22%	0.12%	0.01%

Capital and Liquidity.

Capital.  At December 31, 2012 and December 31, 2011, shareholders’ equity totaled $66.5 million. In addition to net income of $2.4 million, other significant changes in shareholders’ equity during 2012 included $871,000 of dividends paid, and $607,000 related to our ESOP share release. The change in the accumulated other comprehensive income component of shareholders’ equity totaled a net, after-tax, unrealized loss of $473,000 at December 31, 2012 compared to a net, after-tax, unrealized gain of $189,000 at December 31, 2011. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, defined benefit post-retirement benefit plans and effective cash flow hedges do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company paid quarterly cash dividends of $0.05 per common share during each of the four quarters of 2012.  The dividend payout ratios, representing dividends per share divided by diluted earnings per share for the years ended December 31, 2012 and 2011 were 35.1% and 45.5%, respectively.  The dividend payout is continually reviewed by management and the Board of Directors.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The amount of dividends that the Bank may declare and pay to the Company is limited under applicable Tennessee law and the regulations of the TDFI.  On a stand-alone basis, the Company had liquid assets of approximately $7.3 million at December 31, 2012.

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

For the year ended December 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments.  At December 31, 2012, we had $1.9 million in loan commitments outstanding, $6.2 million in unused commercial lines of credit (including unadvanced portions of construction loans) and $3.0 million in unused open-end consumer lines of credit. Certificates of deposit due within one year of December 31, 2012 totaled $68.5 million, or 76.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations.  The following table presents certain of our contractual obligations as of December 31, 2012.

	0 – 1	1 – 3	3 – 5	Over 5
	Year	Years	Years	Years	Total
	(Dollars in thousands)
Deposits without stated maturity	$160,700	$-	$-	$-	$160,700
Certificates of deposit	68,540	20,083	1,125	3	89,751
Operating leases	28	54	49	-	131
Purchase obligations	524	474	77	-	1,075
Long-term debt - Federal Home Loan Bank	-	-	13,000	-	13,000
Long-term debt - other banks	10,000	-	-	15,000	25,000
Total contractual obligations	$239,792	$20,611	$14,251	$15,003	$289,657

Regulatory Capital Management. The Bank is subject to various regulatory capital requirements administered by our regulators, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012 and 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See Item 1, “Business—Regulation and Supervision,” and note 11 to the consolidated financial statements beginning on page F-1 of this annual report.

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

Net Portfolio Value Analysis

At December 31, 2012, the Bank used a net portfolio value analysis prepared by a third party consultant to review the level of the Bank’s interest rate risk.  This analysis measures interest rate risk by capturing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decreases in market interest rates with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

The following table, which is based on information that the Bank provided to the third party consultant, presents the change in the Bank’s net portfolio value at December 31, 2012 that would occur in the event of an immediate change in interest rates based on the Bank’s assumptions, with no effect given to any steps the Bank might take to counteract that change.

		Net Portfolio Value				Net Portfolio Value as a % of
		(Dollars in thousands				Portfolio Value of Assets
Basis Point (“bp”) Change in Rates		$ Amount	$ Change	% Change		NPV Ratio	Change
+300	bp	$43,517	$(8,470)	(16	) %	12.84%	(159	) bp
+200	bp	46,418	(5,570)	(11)		13.42	(101	) bp
+100	bp	49,296	(2,692)	(5)		13.96	(47	) bp
0	bp	51,987	-	-		14.43	-	bp
-100	bp	51,207	(781)	(2)		14.13	(30	) bp
-200	bp	53,203	1,216	2		14.61	17	bp

The third party consultant used various assumptions provided by the Bank in assessing interest rate risk.  These assumptions relate to interest rates, loan repayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis over the life of the asset.  Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.  Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans and mortgage-backed securities held by the Bank, rising or falling interest rates have a significant impact on the prepayment speeds of the Bank’s earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  The Bank’s asset sensitivity would be reduced if repayments slow and vice versa.  While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES

 (a)   Evaluation of disclosure controls and procedures.    The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

(b)   Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2012, of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

(c)   Changes in Internal Control Over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of First Advantage Bancorp., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of First Advantage Bancorp, see Part I, Item 1, “Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning First Advantage Bancorp’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.firstadvantagebanking.com.

Item 11.  EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)     Security Ownership of Certain Beneficial Owners

Information required by this Item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(b)           Security Ownership of Management

Information required by this Item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(c)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
2008 Executive Incentive Plan - options	410,239	$10.65	60,950
2008 Executive Incentive Plan - restricted stock	31,263	-	37,768
Total plans approved by stockholders	441,502	$10.65	98,718
Total plans not approved by stockholders	-	-	-
Total equity compensation plans	441,502	$10.65	98,718
See further discussion in note 14 of the Consolidated Financial Statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

          For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

          For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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
23.1           Consent of HORNE LLP
31.1           Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0           Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extenible Business Reporting Language):  (i)  the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of  Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements**

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

FIRST ADVANTAGE BANCORP

Date: March 8, 2013	By: /s/ Earl O. Bradley, III
Earl O. Bradley, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Earl O. Bradley, III	Chief Executive Officer and Director	March 8, 2013
Earl O. Bradley, III	(principal executive officer)

/s/ Gerald L. Cooksey, Jr.	Chief Financial Officer and Secretary	March 8, 2013
Gerald L. Cooksey, Jr.	(principal accounting and financial officer)

/s/ William G. Beach	Director	March 8, 2013
William G. Beach

/s/ Vernon M. Carrigan	Director	March 8, 2013
Vernon M. Carrigan

/s/ Robert E. Durrett, III	Director	March 8, 2013
Robert E. Durrett, III

/s/ John T. Halliburton	President and Director	March 8, 2013
John T. Halliburton

/s/ William Lawson Mabry	Director	March 8, 2013
William Lawson Mabry

/s/ William H. Orgain	Director	March 8, 2013
William H. Orgain

/s/ Michael E. Wallace	Director	March 8, 2013
Michael E. Wallace

/s/ David L. Watson	Director	March 8, 2013
David L. Watson

54